Form 10-Q
period 1995-06-30
NATIONAL TRANSACTION NETWORK INC
filed 1995-08-14
CIK 315999

       1 of 17
                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                 Commission file number 0-10966

               NATIONAL TRANSACTION NETWORK, INC.
     (Exact name of registrant as specified in its charter)

          Delaware                         No. 75-1535237
     (State or other jurisdiction          (I.R.S. Employer
     of incorporation or organization)      Identification Number)

                     9 Kane Industrial Drive
                      Hudson, Massachusetts             01749
            (Address of principal executive offices)  (Zip Code)

                         (508) 562-6500
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                       Yes __X__ No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.15 par value per share, outstanding as of August 9, 1995: 3,248,606 shares.

       2 of 17
               NATIONAL TRANSACTION NETWORK, INC.



                                                            page


Part I         Financial Information

     Item 1    Financial Statements

               Balance Sheets
                   June 30, 1995 and December 31, 1994        3

               Statements of Operations
                   Three months ended June 30, 1995 and 1994  5
                   Six months ended June 30, 1995 and 1994    6

               Statements of Cash Flows
                   Six months ended June 30, 1995 and 1994    7

               Notes to Financial Statements                  8

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations  11


Part II        Other Information                              13

     Item 6(a) Exhibits
                 Exhibit 11- Computation of Earnings Per Share
                   Three months ended June 30, 1995 and 1994  16
                   Six months ended June 30, 1995 and 1994    17


Signatures                                                    15

       3 of 17
                  PART I - FINANCIAL STATEMENTS


ITEM I.  FINANCIAL STATEMENTS

               NATIONAL TRANSACTION NETWORK, INC.
                         BALANCE SHEETS

                             ASSETS

                                 (Unaudited)
                                   June 30,       December 31,
                                     1995             1994


CURRENT ASSETS:
  Cash and equivalents              $455,389          $74,032
  Accounts receivable
  (Net of allowance for
   doubtful accounts of $100,000
   at June 30, 1995 and            1,751,089        1,264,917
   December 31, 1994)
  Inventory                          294,702        1,129,119
  Prepaid expenses                    28,296           65,092

    TOTAL CURRENT ASSETS           2,529,476        2,533,160


PROPERTY AND EQUIPMENT               695,953          684,494
  Less accumulated depreciation
   and amortization                 (406,742)        (344,135)

  PROPERTY AND
  EQUIPMENT - NET                    289,211          340,359

OTHER ASSETS:
  Deposits                             4,479            4,479

    TOTAL OTHER ASSETS                 4,479            4,479

            TOTAL                 $2,823,166       $2,877,998

See Notes to Financial Statements.

       4 of 17

               NATIONAL TRANSACTION NETWORK, INC.
                         BALANCE SHEETS


              LIABILITIES AND STOCKHOLDERS' EQUITY
                                    (Unaudited)
                                     June 30,      December 31,
                                       1995            1994

CURRENT LIABILITIES:
  Accounts payable                    $711,605        $615,054
  Accounts payable to stockholder            0         162,670
  Accrued liabilities                  417,127         671,904
  Deferred revenue                     219,612          86,034

     TOTAL CURRENT LIABILITIES       1,348,344       1,535,662


LONG-TERM LIABILITIES:
  Deferred revenue                       7,222           4,390

     TOTAL LONG-TERM LIABILITIES         7,222           4,390


STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value;
   authorized, 5,000,000 shares;
   none outstanding
  Common stock, $.15 par value;
   authorized, 6,666,667 shares;
   issued and outstanding,
   3,248,606 shares at June 30,
   1995 and December 31, 1994          487,291         487,291
  Additional paid-in capital        12,589,255      12,589,255
  Deficit                          (11,608,946)    (11,738,600)


     TOTAL STOCKHOLDERS' EQUITY      1,467,600       1,337,946

            TOTAL                   $2,823,166      $2,877,998


See Notes to Financial Statements.

       5 of 17

               NATIONAL TRANSACTION NETWORK, INC.
                    STATEMENTS OF OPERATIONS
                           (UNAUDITED)
                                        Three Months Ended
                                             June 30,

                                       1995            1994
REVENUE                           $2,433,326      $2,817,737

COST AND EXPENSES
  Cost of revenue                  1,418,258       1,782,633
  Sales and marketing                495,992         396,728
  Research and development           232,069         291,845
  General and administrative         177,981         183,464

    Total                          2,324,300       2,654,670

INCOME FROM OPERATIONS               109,026         163,067

OTHER INCOME (EXPENSE):
  Interest income                      5,520           1,424
  Interest expense                         0            (413)

    Total                              5,520           1,011

     NET INCOME                     $114,546        $164,078

LOSS PER COMMON SHARE                  $0.04           $0.05

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING         3,248,606       3,248,606

See Notes to Financial Statements.

       6 of 17

               NATIONAL TRANSACTION NETWORK, INC.
                    STATEMENTS OF OPERATIONS
                           (UNAUDITED)
                                         Six Months Ended
                                             June 30,

                                       1995            1994
REVENUE                           $4,806,683      $4,113,155

COST AND EXPENSES
  Cost of revenue                  2,829,884       2,538,814
  Sales and marketing                985,827         819,914
  Research and development           487,180         599,020
  General and administrative         382,833         384,801

    Total                          4,685,724       4,342,549

INCOME (LOSS) FROM OPERATIONS        120,959        (229,394)

OTHER INCOME (EXPENSE):
  Interest income                      8,695           5,984
  Interest expense                         0            (413)

    Total                              8,695           5,571

     NET INCOME (LOSS)              $129,654       ($223,823)

NET INCOME (LOSS)
 PER COMMON SHARE                      $0.04          ($0.07)

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING         3,248,606       3,248,606

See Notes to Financial Statements.

       7 OF 17

               NATIONAL TRANSACTION NETWORK, INC.
                    STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                         Six Months Ended
                                             June 30,
                                       1995            1994
Cash Flows From Operating
 Activities:
Net income (loss)                   $129,654       ($223,823)

Adjustments to reconcile net
 income (loss) to net cash
 provided by (used for)
 operating activities:
Depreciation and amortization         62,607          70,861
Increase (decrease) in cash from:
  Accounts receivable               (486,172)     (1,078,842)
  Inventory                          834,417         413,401
  Prepaid expenses                    36,796             260
  Deposits                                 0           1,785
  Accounts payable to stockholder   (162,670)        (71,090)
  Accounts payable and accrued
   liabilities                      (158,226)        639,410
  Deferred revenue                   136,410          11,190

Total adjustments                    263,162         (13,025)

Net cash provided by (used for)
 operating activities                392,816        (236,848)

Cash Flows Used in Investing
 Activities:
  Purchases of property and
   equipment                         (11,459)        (54,010)
  Capitalized software
   development costs                       0        (113,500)

Net cash used for investing
 activities                          (11,459)       (167,510)

Net increase (decrease) in cash
 and equivalents                     381,357        (404,358)

Cash and Equivalents, Beginning
 of Period                            74,032         907,860

Cash and Equivalents, End of
 Period                             $455,398        $503,502

See Notes to Financial Statements.

       8 of 17
               NATIONAL TRANSACTION NETWORK, INC.
                  NOTES TO FINANCIAL STATEMENTS

1. The accompanying financial statements and notes do not include all of the disclosures made in the Company's Form 10-K for the year ended December 31, 1994 which should be read in conjunction with these statements. In the opinion of the Company, the statements include all adjustments necessary for a fair presentation of the quarterly results.

2. Net income (loss) per common share is computed based on the weighted average number of common shares outstanding during each quarter. Shares issuable upon exercise of outstanding options and warrants have been excluded from the computations since their effect would be antidilutive.

3.  The results of operations for the six month period ended
    June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

4. In June 1993, the Company received a commitment for a bank-financed credit line for working capital purposes. The loan agreement for the credit line was executed in September 1993. On February 17, 1995, the Company received a commitment from its bank for the renewal of the credit line through January 5, 1996. Maximum available borrowings under the line are the lesser of $400,000 or certain levels of eligible accounts receivable and are subject to monthly and quarterly financial performance covenants. Borrowings bear interest at a rate per annum equal to the Prime Rate (8.75% at August 9, 1995) plus 3.5% and are secured by the Company's assets. At June 30, 1995, there were no borrowings outstanding under the credit line nor have there been any borrowings through August 9, 1995. Borrowing availability under the credit line was $400,000 at June 30, 1995.

5. The Company accounts for Research and Development costs in accordance with Statement of Financial Accounting Standards
    (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." It is the Company's policy to capitalize costs relating to the development of its products until such time when products are available for general release to customers, provided that the recoverability for such costs is reasonably assured through expected sales revenue less related selling expenses. For the quarter ended June 30, 1995, there were no costs incurred that required capitalization. Upon availability of products for general release to customers, any related capitalized development costs are amortized over a suitable period based on the products' estimated economic life.

       9 of 17
    In December 1994, the Company made a decision to write off $657,479 of capitalized software development costs relating to a software product under development. These costs had previously been capitalized in accordance with SFAS No. 86. The write-off resulted from the reprioritization of Company resources to focus on new market requirements. Prior to the release of the software product for which development costs had been capitalized, market demands shifted towards integrated payment system solutions away from the stand-alone product under development by the Company. Accordingly, the Company canceled the project under development and redirected its marketing and product development efforts to meet current market opportunities for integrated products. An additional $55,846 of severance costs was incurred in connection with the decision to write off the capitalized software costs.

6. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities using enacted tax rates in the year(s) in which the differences are expected to reverse.

    Deferred income taxes reflect the net tax effects of differences in the timing of certain revenue and expense items and the related carrying amounts of assets and liabilities for financial reporting and tax purposes as well as net operating loss carryforwards. Significant components of the Company's deferred tax assets and liabilities as of January 1, 1995 are as follows:

        Deferred tax liabilities:
          Property and equipment,
           principally due to use of
           different depreciation methods         $    (55,356)

        Deferred tax assets:
          Compensated absences, principally
           due to accrual for financial
           reporting purposes                           31,095
          Accounts receivable, principally due to
           allowance for doubtful accounts              40,250
          Net operating loss carryforwards           5,011,824
                                                     5,083,169

        Valuation Allowance                         (5,027,813)

        Deferred tax liabilities, net             $          0

       10 of 17
    For the quarter ended June 30, 1995, the Company reversed approximately $69,000 of the valuation allowance.

    A reconciliation of the U.S. statutory tax rate and the effect tax rate for the quarter ended June 30, 1995 as follows:

        Statutory tax rate (benefit)          34%
        State rate, net of federal benefit     7
        Recognition of tax benefits
          previously not recorded            (41)

        Effective tax rate                     0%

       11 of 17
Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Revenue for the quarter ended June 30, 1995 decreased by 13.6% to $2,433,326 compared to $2,817,737 for the quarter ended June 30, 1994. The decrease in revenue was primarily due to a larger number of the Company's systems having been installed by a significant customer into additional divisions during the quarter ended June 30, 1994 than in the quarter ended June 30, 1995. The revenue derived from this customer accounted for 68% of the total revenue for the second quarter of 1994 compared to 19% of total revenue for the second quarter of 1995. Uncertainties with respect to future orders could have a material impact on net sales or earnings in the future.

     Gross margins as a percent of revenue were 41.7% for the quarter ended June 30, 1995 compared to 36.7% for the quarter ended June 30, 1994. The increase in gross margin percentages between the two quarterly periods was due to higher margin software sales comprising a larger percentage of total revenue for the quarter ended June 30, 1995 compared to the quarter ended June 30, 1994.

     Total operating expenses for the quarter ended June 30, 1995 increased 3.9% compared to the quarter ended June 30, 1994.
Sales and marketing expenses in the second quarter of 1995 increased by 25.0% ($99,300) compared to the second quarter of 1994. The increase was primarily due to increases in salaries and fringe benefits ($93,900) resulting from the hiring of a Western Region Sales Manager in the fourth quarter of 1994 and a Southeast Region Sales Manager in second quarter of 1995 and the re-opening of sales offices in those regions. The hiring of additional marketing staff in the third quarter of 1994 also contributed to the increase in salaries and fringe benefit expenses between the quarter ended June 30, 1994 and the quarter ended June 30, 1995. An increase in commission expense of $30,000 for the quarter ended June 30, 1995 compared to the quarter ended June 30, 1994 was due to higher sales commissions paid on higher margin software sales which comprised a larger percentage of total revenue between the two quarterly periods. These increases were partially offset by decreases in recruiting expense ($15,100), travel and entertainment expense ($7,200), and outside services expense ($6,700). Sales and marketing expenses include the costs of distribution, sales commissions, product marketing, and account management.

     Research and development expenses decreased by 20.5%
($59,800) for the quarter ended June 30, 1995 compared to the quarter ended June 30, 1994. Decreases in salaries expense ($53,700) and fringe benefits ($26,400) were the result of a reduction in the number of research and development management personnel which occurred at the beginning of the first quarter of 1995. In addition, research and development expenses in the second quarter of 1994 included approximately $55,000 of outside consulting expenses required for the development of the Company's products on new payment
       12 of 17
terminal platforms and $18,000 of recruiting expense relating to the hiring of additional technical staff. These decreases were partially offset by the capitalization of software development costs in the quarter ended June 30, 1994 totaling approximately $90,100 in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." For the quarter ended June 30, 1995, there were no research and development expenses incurred that required capitalization.

     General and administrative expenses decreased by 3.0% ($5,500) for the quarter ended June 30, 1995 compared to the quarter ended June 30, 1994. Decreases in legal and audit expense ($2,400), recruitment expense ($1,800), outside services and consulting expense ($2,300), and repairs and maintenance expense ($1,900) offset by an increase in travel and entertainment expense ($2,900) resulted in the overall decrease in general and administrative expenses. General and administrative expenses include the costs of the finance, human resources, and administration functions of the Company.

     Interest income increased to 5,520 for the quarter ended June 30, 1995 compared to $1,424 for the quarter ended June 30, 1994 due to an increase in the amount of funds available for investment throughout the second quarter of 1995. Interest expense decreased to zero in the second quarter of 1995 since there were no borrowings during the period.

Liquidity and Capital Resources

     Working capital at June 30, 1995 was $1,181,132 compared to $997,498 at December 31, 1994. The increase in working capital was primarily due to increases in cash ($381,357) and accounts receivable ($486,172) balances coupled with a decrease in accrued liabilities ($254,777) offset by a decrease in inventory totaling $834,417 and an increase in deferred revenue ($133,578) on hardware and software maintenance contracts.

     In June 1993, the Company received a commitment for a bank-financed credit line for working capital purposes. The loan agreement for the credit line was executed in September 1993. On February 17, 1995, the Company received a commitment from its bank for the renewal of the credit line through January 5, 1996. Maximum available borrowings under the line are the lesser of $400,000 or certain levels of eligible accounts receivable and are subject to monthly and quarterly financial performance covenants. Borrowings bear interest at a rate per annum equal to the Prime Rate (8.75% at August 9, 1995) plus 3.5% and are secured by the Company's assets. At June 30, 1995, there were no borrowings outstanding under the credit line nor have there been any borrowings through August 9, 1995. Borrowing availability under the credit line was $400,000 at June 30, 1995.

     Management believes that sources of liquidity for future needs can be generated from existing cash balances, cash generated from operations and borrowings available to the Company under its bank-financed working capital line of credit.

<PAE> 13 of 17
PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          The Company has no material legal proceedings at this time.

Item 2.   Changes in Securities.

          Not applicable.

Item 3.   Defaults upon Senior Securities.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          (a)  The Company held its annual meeting of
               stockholders on June 9, 1995. The number of shares issued, outstanding and eligible to vote as of the record date of April 12, 1995 was 3,248,606. For quorum, 2,894,496 shares of the eligible voting shares tabulated.

          (b) The following directors were elected at and continued in office after the meeting: Peter S. Crombie, Jeffrey B. Finestone, Christopher D. Illick, Brian Kouri, Paul A. Siegenthaler, and Charles R. Thompson.

          (c) The following matters were voted on at the annual stockholders meeting:

               1. To fix the number of Directors at six (6) and to elect a Board of Directors for the ensuing year.

                    Director                 Number of Shares

                                                         Withhold
                                            For          Authority
                    Peter S. Crombie        2,888,387    6,109
                    Jeffrey B. Finestone    2,888,384    6,112
                    Christopher D. Illick   2,888,393    6,103
                    Brian Kouri             2,888,397    6,109
                    Paul A. Siegenthaler    2,888,390    6,106
                    Charles R. Thompson     2,888,381    6,115

       14 of 17
               2.   To ratify the selection of the firm of
                    Deloitte & Touche as auditors of the Company for the fiscal year ending December 31, 1995.

                                          Number of Shares

                    For                    2,893,889
                    Against                       87
                    Abstain                      520

          (d)  Not applicable.

Item 5.   Other Information.

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               Exhibit 11 - Computation of Earnings Per Share.

          (b)  Reports on Form 8-K.

               None.

       15 of 17
                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NATIONAL TRANSACTION NETWORK, INC.



DATE:  August 9, 1995     By:    /s/ Paul A. Siegenthaler
                                 Paul A. Siegenthaler, Chief
                                 Executive Officer and President



DATE:  August 9, 1995     By:    /s/ Milton A. Alpern
                                 Milton A. Alpern, Vice President of
                                 Finance and Administration (Principal
                                 Financial and Accounting Officer)

       16 of 17
                                                  EXHIBIT 11

               NATIONAL TRANSACTION NETWORK, INC.
                COMPUTATION OF EARNINGS PER SHARE
                           (UNAUDITED)
                                     Three Months Ended
                                          June 30,

                                     1995           1994
PRIMARY
Weighted average number of
 common and common equivalent
 shares outstanding:
  Common stock                     3,248,606     3,248,606
  Common equivalent shares
   resulting from options
    and warrants

   Total                           3,248,606     3,248,606


Income (loss) before
 extraordinary item                 $114,546      $164,078
Extraordinary item

Net income (loss)                   $114,546      $164,078

Income (loss) per common share:
 Before extraordinary item             $0.04         $0.05
 Extraordinary item

 Net income (loss)                     $0.04         $0.05

FULLY DILUTED
Weighted average number of
 common and common equivalent
 shares outstanding:
   Common stock                    3,248,606     3,248,606
   Common equivalent shares
    resulting from options and
    warrants

    Total                          3,248,606     3,248,606


Income (loss) before
 extraordinary item                 $114,546      $164,078
Extraordinary item

Net income (loss)                   $114,546      $164,078

Income (loss) per common share:
 Before extraordinary item             $0.04         $0.05
 Extraordinary item

 Net income (loss)                     $0.04         $0.05

       17 of 17
                                                  EXHIBIT 11

               NATIONAL TRANSACTION NETWORK, INC.
                COMPUTATION OF EARNINGS PER SHARE
                           (UNAUDITED)
                                      Six Months Ended
                                          June 30,

                                     1995           1994
PRIMARY
Weighted average number of
 common and common equivalent
 shares outstanding:
  Common stock                     3,248,606     3,248,606
  Common equivalent shares
   resulting from options
   and warrants

    Total                          3,248,606     3,248,606


Income (loss) before
 extraordinary item                 $129,654     ($223,823)
Extraordinary item

Net income (loss)                   $129,654     ($223,823)

Income (loss) per common share:
 Before extraordinary item             $0.04        ($0.07)
 Extraordinary item

 Net income (loss)                     $0.04        ($0.07)

FULLY DILUTED
Weighted average number of
 common and common equivalent
 shares outstanding:
  Common stock                     3,248,606     3,248,606
  Common equivalent shares
   resulting from options
   and warrants

    Total                          3,248,606     3,248,606


Income (loss) before
 extraordinary item                 $129,654     ($223,823)
Extraordinary item

Net income (loss)                   $129,654     ($223,823)

Income (loss) per common share:
 Before extraordinary item             $0.04        ($0.07)
 Extraordinary item

 Net income (loss)                     $0.04        ($0.07)