Form 10-Q
period 1995-09-30
NATIONAL TRANSACTION NETWORK INC
filed 1995-11-15
CIK 315999

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to ___________

                       COMMISSION FILE NUMBER 0-10966

                     NATIONAL TRANSACTION NETWORK, INC.
           (Exact name of registrant as specified in its charter)

            Delaware                            No. 75-1535237
   ----------------------------                 --------------
   (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)            Identification Number)


            9 Kane Industrial Drive
             Hudson, Massachusetts                          01749
            -----------------------                         -----
     (Address of principal executive offices)           (Zip Code)

                               (508) 562-6500
                               --------------
            (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X    No
                                    ------    ------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.15 par value per share, outstanding as of November 9, 1995: 3,248,606 shares.

                       NATIONAL TRANSACTION NETWORK, INC.


                                                                        PAGE
                                                                        ----
PART I    FINANCIAL INFORMATION

  Item 1     Financial Statements

             Balance Sheets
                September 30, 1995 and December 31, 1994                 3

             Statements of Operations
                Three months ended September 30, 1995 and 1994           5
                Nine months ended September 30, 1995 and 1994            6

             Statements of Cash Flows
                Nine months ended September 30, 1995 and 1994            7

             Notes to Financial Statements                               8

  Item 2     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        11


PART II   OTHER INFORMATION                                             13


  Item 6(a)  Exhibits
                Exhibit 11- Computation of Earnings Per Share
                   Three months ended September 30, 1995 and 1994       15
                   Nine months ended September 30, 1995 and 1994        16

SIGNATURES                                                              14

                         PART  I - FINANCIAL STATEMENTS


ITEM I. FINANCIAL STATEMENTS
----------------------------

                       NATIONAL TRANSACTION NETWORK, INC.
                                 BALANCE SHEETS

                                    ASSETS
                                    ------
                                                                         (Unaudited)
                                                                         September 30,        December 31,
                                                                             1995                1994
                                                                       ----------------    -----------------
        CURRENT ASSETS:
           Cash and equivalents                                             $  415,364           $   74,032
           Accounts receivable
           (Net of allowance for doubtful accounts
            of $100,000 at September 30, 1995
            and December 31, 1994)                                           1,254,850            1,264,917
           Inventory                                                           486,096            1,129,119
           Prepaid expenses                                                     21,513               65,092
                                                                            ----------           ----------
             TOTAL CURRENT ASSETS                                            2,177,823            2,533,160
                                                                            ----------           ----------

        PROPERTY AND EQUIPMENT                                                 702,937              684,494
           Less accumulated depreciation
            and amortization                                                  (434,541)            (344,135)
                                                                            ----------           ----------
             PROPERTY AND
             EQUIPMENT - NET                                                   268,396              340,359
                                                                            ----------           ----------
        OTHER ASSETS:
           Deposits                                                              4,479                4,479
                                                                            ----------           ----------
             TOTAL OTHER ASSETS                                                  4,479                4,479
                                                                            ----------           ----------
                            TOTAL                                           $2,450,698           $2,877,998
                                                                            ==========           ==========

        See Notes to Financial Statements.

                                NATIONAL TRANSACTION NETWORK, INC.
                                         BALANCE SHEETS


                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------
                                                                         (Unaudited)
                                                                        September 30,        December 31,
                                                                             1995                1994
                                                                       ----------------    -----------------

        CURRENT LIABILITIES:
           Accounts payable                                               $    530,169         $    615,054
           Accounts payable to stockholder                                           0              162,670
           Accrued liabilities                                                 593,120              671,904
           Deferred revenue                                                    131,296               86,034
                                                                          ------------         ------------
             TOTAL CURRENT LIABILITIES                                       1,254,585            1,535,662
                                                                          ------------         ------------

        LONG-TERM LIABILITIES:
           Deferred revenue                                                      4,205                4,390
                                                                          ------------         ------------
             TOTAL LONG-TERM LIABILITIES                                         4,205                4,390
                                                                          ------------         ------------

        STOCKHOLDERS' EQUITY:
           Preferred stock, $.10 par value;
            authorized, 5,000,000 shares;
            none outstanding
           Common stock, $.15 par value;
            authorized, 6,666,667 shares;
            issued and outstanding, 3,248,606
            shares at September 30, 1995 and
            December 31, 1994                                                  487,291              487,291
           Additional paid-in capital                                       12,589,255           12,589,255
           Deficit                                                         (11,884,638)         (11,738,600)
                                                                          ------------         ------------
             TOTAL STOCKHOLDERS'
                EQUITY                                                       1,191,908            1,337,946
                                                                          ------------         ------------
                          TOTAL                                           $  2,450,698         $  2,877,998
                                                                          ============         ============

        See Notes to Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                               Three Months Ended
                                                                  September 30,
                                                        --------------------------------
                                                           1995                  1994
                                                        ----------            ----------
     REVENUE                                            $1,284,281            $2,148,288
                                                        ----------            ----------
     COST AND EXPENSES
        Cost of revenue                                    718,600             1,330,573
        Sales and marketing                                432,602               432,822
        Research and development                           234,415               210,433
        General and administrative                         178,710               199,352
                                                        ----------            ----------
          Total                                          1,564,327             2,173,180
                                                        ----------            ----------
     LOSS FROM OPERATIONS                                 (280,046)              (24,892)
                                                        ----------            ----------
     OTHER INCOME:
        Interest income                                      4,354                 7,153
                                                        ----------            ----------
          Total                                              4,354                 7,153
                                                        ----------            ----------
            NET LOSS                                    $ (275,692)           $  (17,739)
                                                        ==========            ==========
     NET LOSS  PER COMMON SHARE                         $    (0.08)           $    (0.01)
                                                        ==========            ==========

     WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                          3,248,606             3,248,606
                                                        ==========            ==========

     See Notes to Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                Nine Months Ended
                                                                  September 30,
                                                        --------------------------------
                                                           1995                 1994
                                                        ----------            ----------
     REVENUE                                            $6,090,964            $6,261,443
                                                        ----------            ----------
     COST AND EXPENSES
        Cost of revenue                                  3,548,485             3,869,387
        Sales and marketing                              1,418,429             1,252,735
        Research and development                           721,596               809,454
        General and administrative                         561,542               584,153
                                                        ----------            ----------
          Total                                          6,250,052             6,515,729
                                                        ----------            ----------
     LOSS FROM OPERATIONS                                 (159,088)             (254,286)
                                                        ----------            ----------
     OTHER INCOME (EXPENSE):
        Interest income                                     13,050                13,136
        Interest expense                                         0                  (413)
                                                        ----------            ----------
          Total                                             13,050                12,723
                                                        ----------            ----------
            NET LOSS                                    $ (146,038)           $ (241,563)
                                                        ==========            ==========

     NET LOSS PER COMMON SHARE                          $    (0.04)           $    (0.07)
                                                        ==========            ==========

     WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                          3,248,606             3,248,606
                                                        ==========            ==========


     See Notes to Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                     -----------------------------
                                                                                       1995                1994
                                                                                     ---------           ---------
      Cash Flows From Operating Activities:
      Net loss                                                                       $(146,038)          $(241,563)
                                                                                     ---------           ---------
      Adjustments to reconcile net loss to
         net cash provided by (used for) operating activities:
      Depreciation and amortization                                                     90,406              94,510
      Increase (decrease) in cash from:
         Accounts receivable                                                            10,067            (412,619)
         Inventory                                                                     643,023             184,915
         Prepaid expenses                                                               43,579              20,729
         Deposits                                                                            0               2,455
         Accounts payable to stockholder                                              (162,670)           (137,637)
         Accounts payable and accrued
           liabilities                                                                (163,669)            364,246
         Deferred revenue                                                               45,077             111,328
                                                                                     ---------           ---------
      Total adjustments                                                                505,813             227,927
                                                                                     ---------           ---------
      Net cash provided by (used for) operating activities                             359,775             (13,636)
                                                                                     ---------           ---------
      Cash Flows Used In Investing Activities:
         Purchases of property and equipment                                           (18,443)            (90,178)
         Capitalized software development costs                                              0            (204,186)
                                                                                     ---------           ---------
      Net cash used for investing activities                                           (18,443)           (294,364)

      Net increase (decrease) in cash and
         equivalents                                                                   341,332            (308,000)
                                                                                     ---------           ---------
      Cash and Equivalents, Beginning of Period                                         74,032             907,860
                                                                                     ---------           ---------
      Cash and Equivalents, End of Period                                            $ 415,364           $ 599,860
                                                                                     =========           =========

      See Notes to Financial Statements.

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

3. The results of operations for the nine month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

4. In June 1993, the Company received a commitment for a bank-financed credit line for working capital purposes. The loan agreement for the credit line was executed in September 1993. On February 17, 1995, the Company received a commitment from its bank for the renewal of the credit line through January 5, 1996. Maximum available borrowings under the line are the lesser of $200,000 or certain levels of eligible accounts receivable and are subject to monthly and quarterly financial performance covenants. Borrowings bear interest at a rate per annum equal to the Prime Rate
     (8.75% at November 9, 1995) plus 4% and are secured by the Company's assets. At September 30, 1995, there were no borrowings outstanding under the credit line nor have there been any borrowings through November 9, 1995. Borrowing availability under the credit line was $200,000 at September 30, 1995.

5. The Company accounts for Research and Development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." It is the Company's policy to capitalize costs relating to the development of its products until such time when products are available for general release to customers, provided that the recoverability of such costs is reasonably assured through expected sales revenue less related selling expenses. For the quarter ended September 30, 1995, there were no costs incurred that required capitalization. Upon availability of products for general release to customers, any related capitalized development costs are amortized over a suitable period based on the products' estimated economic life.

     In December 1994, the Company made a decision to write off $657,479 of capitalized software development costs relating to a software product under development. These costs had previously been capitalized in accordance with SFAS No. 86. The write-off resulted from the reprioritization of Company resources to focus on new market requirements. Prior to the release of the software product for which development costs had been capitalized, market demands shifted towards integrated payment system solutions away from the stand- alone product under development by the Company. Accordingly, the Company canceled the project under development and redirected its marketing and product development efforts to meet current market opportunities for integrated products. An additional $55,846 of severance costs was incurred in connection with the decision to write off the capitalized software costs.

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

     Deferred income taxes reflect the net tax effects of differences in the timing of certain revenue and expense items and the related carrying amounts of assets and liabilities for financial reporting and tax purposes as well as net operating loss carryforwards. Significant components of the Company's deferred tax assets and liabilities as of January 1, 1995 are as follows:

          Deferred tax liabilities:
            Property and equipment, principally due to
               use of different depreciation methods            $   (55,356)

          Deferred tax assets:
            Compensated absences, principally due to
               accrual for financial reporting purposes              31,095
            Accounts receivable, principally due to
               allowance for doubtful accounts                       40,250
            Net operating loss carryforwards                      5,011,824
                                                                -----------
                                                                  5,083,169

          Valuation allowance                                    (5,027,813)
                                                                -----------

          Deferred tax liabilities, net                         $         0
                                                                ===========

     For the quarter ended September 30, 1995, the valuation allowance was increased by approximately $60,000 due to the uncertainty of future realization of currently generated net operating loss carryforwards.

     A reconciliation of the U.S. statutory tax rate and the effective tax rate for the quarter ended September 30, 1995 is as follows:

          Statutory tax rate (benefit)                                  (34)%
          State rate, net of federal benefit                             (7)
          Increase in valuation allowance due to the
            uncertainty of future realization of currently
            generated net operating loss carryforwards                   41
                                                                        ---
          Effective tax rate                                              0%
                                                                        ===

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------

RESULTS OF OPERATIONS
---------------------

        Revenue for the quarter ended September 30, 1995 decreased 40.2% to $1,284,281 compared to $2,148,288 for the quarter ended September 30, 1994. The decrease in revenue was primarily due to a larger number of the Company's payment systems having been installed by a significant customer into additional divisions during the quarter ended September 30, 1994 than in the quarter ended September 30, 1995. The revenue from this customer accounted for approximately 60% of total revenue for the third quarter of 1994 compared to 23% of total revenue for the third quarter of 1995. In addition, the Company's inability to generate a sufficient number of qualified sales leads as well as delays in acquiring inventory from suppliers contributed to the decrease in revenue for the quarter ended September 30, 1995 compared to the quarter ended September 30, 1994 Uncertainties with respect to future orders could have a material impact on net sales or earnings in the future.

        Gross margins as a percent of revenue increased to approximately
44.0% for the quarter ended September 30, 1995 as compared to 38.1% for the comparable period in 1994. This increased was primarily due to higher margin software and services revenue comprising a larger percentage of total revenue for the quarter ended September 30, 1995 compared to the quarter ended September 30, 1994.

        Total operating expenses remained constant for the quarter ended September 30, 1995 compared to the quarter ended September 30, 1994. Sales and marketing expenses also remained constant between both quarterly periods. Higher compensation and benefits expenses $(38,200) along with higher expenses related to trade show participation $(10,500) were offset by lower travel and entertainment expenses $(35,300) and lower outside services expenses $(14,000) for the quarter ended September 30, 1995 compared to the quarter ended September 30, 1994.

        Research and development expenses increased by 11.4% $(24,000) for the quarter ended September 30, 1995 compared to the quarter ended September 30, 1994. Decreases in compensation and benefits expenses $(98,900) and travel and entertainment expenses $(7,900) resulting from a reduction in the number of research and development personnel made during the first quarter of 1995 were partially offset by an increase in contract programming expenses $(41,400). Additionally, approximately $90,700 of software development costs were capitalized in the quarter ended September 30, 1994 in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the
Costs of Computer Software to be Sold, Leased or Otherwise Marketed." For the quarter ended September 30, 1995, there were no research and development expenses incurred that required capitalization.

        General and administrative expenses decreased by 10.4% $(20,600) for the quarter ended September 30, 1995 compared to the quarter ended September 30, 1994. This decrease was primarily due to a decrease in outside consulting expenses $(7,200) between the two quarterly periods and a $12,000 charge relating to a sales tax audit in the third quarter of 1994.

        Interest income decreased to $4,354 for the three months ended September 30, 1995 compared to $7,153 for the three months ended September 30, 1994 due to a decrease in the amount of funds available for investment throughout the third quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        Working capital at September 30, 1995 was $923,240 compared to $997,498 at December 31, 1994. Decreases in inventory $(643,023) and prepaid expenses $(43,579) coupled with an increase in deferred revenue on hardware and software maintenance contracts $(45,262) were partially offset by increases in cash $(341,332) and decreases in accounts payable and accrued expenses $(326,339).

        In June 1993, the Company received a commitment for a bank-financed credit line for working capital purposes. The loan agreement for the credit line was executed in September 1993. On February 17, 1995 the Company received a commitment from its bank for the renewal of the credit line through January 5, 1996. Maximum available borrowings under the line are the lesser of $200,000 or certain levels of eligible accounts receivable and are subject to monthly and quarterly financial convenants. Borrowings on the credit line bear interest at a rate per annum equal to the Prime Rate (8.75% at November 9, 1995) plus 4% and are secured by the Company's assets. At September 30, 1995, there were no borrowings outstanding under the credit line nor have there been any borrowings through November 9, 1995. Borrowing availability under the line of credit was $200,000 at September 30, 1995.

        Management believes that sources of liquidity for future needs can be generated from existing cash balances, cash generated from operations and borrowings available to the Company under its bank-financed working capital line of credit.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

          The Company has no material legal proceedings at this time.

Item 2.   Changes in Securities.
          ----------------------

          Not applicable.

Item 3.   Defaults upon Senior Securities.
          --------------------------------

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          There were no matters submitted to a vote of the security holders in the quarter ended September 30, 1995.

Item 5.   Other Information.
          ------------------

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

      (a) Exhibits.
          ---------

            Exhibit 11 - Computation of Earnings Per Share.

      (b) Reports on Form 8-K.
          --------------------

            None.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                NATIONAL TRANSACTION NETWORK, INC.





DATE:  November 9, 1995         By: /s/  Paul A. Siegenthaler
                                   --------------------------
                                    Paul A. Siegenthaler, Chief Executive
                                    Officer and President





DATE:  November 9, 1995         By: /s/  Milton A. Alpern
                                   ----------------------
                                    Milton A. Alpern, Vice President of Finance
                                    and Administration (Principal Financial and
                                    Accounting Officer)