Form 10-K405
period 1995-12-31
NATIONAL TRANSACTION NETWORK INC
filed 1996-03-27
CIK 315999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

| X | ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

                FOR THE TRANSITION PERIOD FROM ________TO _______

                                -----------------

                           COMMISSION FILE NO. 0-10966

                       NATIONAL TRANSACTION NETWORK, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                             75-1535237
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

9 Kane Industrial Drive
Hudson, Massachusetts                                            01749
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (508) 562-6500

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                  TITLE OF CLASS: COMMON STOCK, $.15 PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                  Yes_X_ No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1996: $317,724, based on the average low bid and high asked prices on the over-the-counter market as reported on that date.

         Number of shares outstanding of registrant's common stock, $.15 par value, as of March 19, 1996: 3,248,606.

                    Documents are incorporated by reference:
             Portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

The Company and its Markets

         National Transaction Network, Inc., a Delaware corporation ("NTN" or the "Company"), is engaged in designing, developing, integrating, marketing, operating, and maintaining electronic payment systems for use in retail applications. NTN software products are used to perform some or all of the tasks involved in electronic payment transactions, including the collection of payment-related data at the point of sale; the secure transmission of this data to a processing computer; the authorization of the transaction; the collection of the completed transactions; and the processing of these transactions for accountability, funds management, and reporting reasons. NTN also provides support services relating to the deployment and on-going operation of these systems.

         The Company's predecessor was incorporated under Texas law on September 26, 1976. It completed an initial public offering of shares of its common stock in February 1983. In June 1987, the Company's predecessor completed a subsequent public offering of units of shares of its common stock and common stock purchase warrants. On March 25, 1988, the stockholders of the Company's predecessor Texas corporation approved the merger of the predecessor company with and into National Transaction Network, Inc., a Delaware corporation which was a wholly-owned subsidiary of the predecessor company. As a result of the merger, National Transaction Network, Inc. has succeeded to all of the properties, assets and liabilities of the predecessor company, and has carried on the business of the predecessor company.

Electronic Payment Systems

         Electronic Payment Systems ("EPS") automate the acceptance of non-cash payment media at a retail location. This automation process speeds customer service, reduces retail operating expenses and attracts new customers by allowing new forms of payment to be accepted. Automation reduces fraud and eliminates many of the paper documents traditionally associated with non-cash payments. Common types of payment media automated by EPS include:

- Electronic Funds Transfer ("EFT") using consumer ATM access (debit) cards. EFT transactions result in the nearly immediate transfer of funds from the consumer's bank account to the merchant's bank account in exchange for merchandise and cash. On-line EFT requires the secure transmission of the consumer's Personal Identification Number ("PIN") for verification at the financial institution, as well as capture and transmission of the transactional data.

- Credit Cards. This includes bank issued cards (MasterCard, Visa), travel and entertainment cards (American Express, Diner's Club) and retailer issued cards (Sears, Discover, J.C. Penney, etc.). Credit card transactions are authorized and electronically captured, resulting in faster service and lower operating costs.

- Checks. Payments by check may be automated to verify the consumer's past check payment history and assure that no returned check items are outstanding. Often, customer identification is based on a valid driver's license or a retailer issued check cashing card.

- Electronic checks using the Automated Clearing House ("ACH"). This new consumer payment option replaces a paper check with an electronic item submitted to the ACH for settlement between financial institutions. EPS identify the consumer, capture the data and eliminate the need for the traditional paper check.

- Electronic Government Benefits Transfer ("EBT"). EBT replaces labor intensive paper food stamps and other forms of government benefits with electronic transactions. These programs are in pilot tests or roll-out in several states. The government expects to measure results based on reduced administrative expenses and reduced fraud.

- Retailer-issued Gift Certificates. Traditionally, gift certificates have been treated as manually processed, paper-based transactions. Due to renewed emphasis on increased speed of acceptance, detailed management reporting, and fraud protection, retailers are using EPS to automate this process by converting to plastic card-based programs.

- Frequent Shopper Transactions. Retailers are rewarding their best customers and incenting these and other customers to exhibit chain loyalty through frequent shopper and targeted marketing programs. EPS are being used to collect the customer history and to evaluate the effect of certain promotions on the recipients of these promotions.

Product Strategy

         NTN seeks to identify specific niches in the retail industry and to design complete systems to meet the needs of this specialized segment. Components of the complete system may include transaction terminals and peripherals, software at the point of sale for originating transactions and communicating to other systems in the store, such as electronic cash registers, communications methodologies for transmitting the transactions to a processing computer, software for authorizing, processing, or re-routing the transactions to a service provider, plastic card design and issuance, and support services to ensure the smooth operation of these disparate parts.

         NTN in-store systems are primarily built around software products operating in customer activated terminals and back office personal computers. NTN products address the requirements for in-store systems, which are usually connected to one or more of many host processors.

         NTN selects hardware platforms for characteristics providing easy consumer operation, data security, reliability and availability. Software is written to enhance and complement these features.

         NTN communications controllers manage a number of terminals and provide communications over a single telephone line or satellite uplink. NTN works with the retailer and the transaction processing service provider to determine the most appropriate communications strategy given retailer requirements for economy and speed. In addition to consolidating communications, the controller handles reporting on in-store EPS activity.

         NTN products include processing services for certain transactions proprietary to the retailer. Examples of these transactions include automated gift certificates and frequent shopper transactions. NTN's services include the collection, settlement, and management reporting related to these transactions. In some cases, the NTN processing service consists of collecting and re-directing these transactions to other processors.

         NTN has sought to standardize its product offerings as much as possible. This product strategy has allowed for a leveraged product development effort while maintaining flexibility in responding to specific requirements.

Intellectual Property

         NTN relies on a combination of trade secrets, copyrights, and trademarks to protect its intellectual property.

Strategic Alliances

         To facilitate product development and marketing, NTN has entered into several key strategic alliances which provide access to hardware platforms and markets for the Company's products. These alliances are all related to NTN's strategic direction of providing products and services to meet the EPS needs of retailers.

         In December 1990, NTN entered into a distribution agreement with International VERIFACT Inc. ("IVI") of Toronto, Ontario, Canada. The distribution agreement granted to the Company for a term of two years the non-exclusive right to market, distribute or sell IVI products in the United States. No minimum sales targets were required. The agreement expired on December 31, 1992. Since the expiration of the agreement, the Company has continued working with IVI under an informal extension of the non-exclusive distribution agreement. Alternate sources of supply are available. IVI's product line includes point of sale terminals and peripherals for electronic transaction processing applications.

         In January 1993, NTN entered into a value-added reseller agreement with Inacom Corporation. The agreement allows NTN to purchase IBM or compatible personal computers from Inacom at preferential prices. These personal computers may be used as the communications controller for NTN's payment systems. The initial one year term of the agreement automatically renews for successive one year terms unless the agreement is otherwise terminated by either party.

         In September 1993, NTN entered into a master purchase agreement with VeriFone, Inc., a leading manufacturer of electronic payment terminals. Pursuant to the terms of the agreement, NTN receives discount pricing on VeriFone hardware and software components. These VeriFone products are incorporated into NTN's payment systems and sold to end-users in the United States on a non-exclusive basis. The initial one year term of the agreement automatically renews for successive one year terms unless the agreement is otherwise terminated by either party.

         In December 1993, NTN entered into an agreement with Card Establishment Services, Inc. ("CES"), a third party processor of credit, debit and check transactions. The agreement has a term of three years and provides for the development of a common interface between the NTN PINnacle(TM) Payment Controller and the CES processing computers. The agreement also permits CES to purchase NTN payment systems at favorable pricing. No minimum purchases are required. The parties also agree to certain joint marketing efforts.

Marketing

         NTN has historically focused on producing Electronic Payment Systems specifically designed for supermarkets and similar multi-lane retailers. In seeking expansion of the Company's markets, NTN has also begun marketing into other niche markets where it is felt that the Company's products may have additional applicability.

         NTN markets through a direct selling force. The Company's headquarters and regional sales offices provide the sales force with nationwide coverage. The sales force focuses their coverage on supermarket retailers primarily, with additional selling activity targeted at retailers in other industry segments and the field sales force of strategic partners of the Company. The direct sales force is supported by promotional plans including trade show exhibits, regional seminars, direct mail campaigns, advertising in the trade press, and press coverage.

         NTN also uses several indirect sales channels. These indirect channels influence the multi-lane retailer and Electronic Payment Systems industries, including supermarket wholesalers, cash register vendors, third party networks, and mainframe software developers.

Products

         NTN PINnacle(TM) Payment Systems are a family of standardized products which provide retailers with the ability to accept electronic payments in a variety of operating environments. These payment systems must work in conjunction with several characteristics of the retailer's store environment including the type of store system (cash register) used, the routing of transactions for processing and the communications methods employed for transmitting financial transactions. In addition, the retailer may choose one of several models of electronic payment terminals on the market. In addition, the Company's product line includes services related to the operation of an electronic payment system, such as card issuance, transaction processing, and management reporting. All of these products and services are designed to allow for development of common features across the Company's customer base.

         NTN PINnacle(TM) Payment Processing services permit retailers to assign the processing of lower volume, proprietary transactions to NTN. In this role, NTN assumes a single point of responsibility for the entire life of the payment transaction, from origination through processing and final disposition. These services complement those offered by other transaction processors, who tend to focus on high volume, commercial transactions. In many cases, as these transactions are closely linked to the retailer's strategy for conducting business, a significant degree of customization is necessary to meet the retailer's needs. NTN is able to accomplish that customization economically and swiftly.

         The NTN PINnacle(TM) Payment Controller is the heart of NTN's product line. Controller software functionality centers around a variety of communications interfaces, data collection routines and reporting of in-store data. NTN is placing increased emphasis on being architecturally and functionally compatible with the store system chosen by the retailer. Modifications and enhancements are on-going but the controller is central to NTN's system offering in supermarkets and other multi-lane retailers.

         NTN PINnacle(TM) Payment Terminal Software is compatible with the NTN controller. Terminal software originates electronic transactions through cashier and consumer input. In some environments, the terminal software interacts with compatible software on the cash register system to share data and to use the cash register printer for receipt generation. NTN software is compatible with the products of major store system providers including Fujitsu-ICL, IBM, and NCR.

         NTN assists its customers by offering a comprehensive set of professional services necessary for the start-up and on-going support of an electronic payment system. These services may include project management, procurement and preparation of hardware components, hardware and software maintenance, installation, training, custom software design and development and new product evaluation for specific customers.

Customers

         NTN's customer base consists of large retail companies, principally in the supermarket industry, located throughout the United States. In 1995, Albertsons accounted for 32% of the Company's total revenues, Fujitsu- ICL accounted for 13% of the Company's total revenues and Bi-Lo Food Stores accounted for 11% of the Company's total revenues.

Competition

         NTN has positioned itself as a full service provider of EPS for multi-lane retailers. This market niche has attracted several other suppliers of competing products and services. These suppliers include system integrators, cash register vendors and third party transaction processing organizations. Some competitors have significantly greater financial and marketing resources than NTN. It is the Company's objective to successfully compete against all competitors by focusing on this market niche and providing the most appropriate and complete system on the market. NTN distinguishes itself from its competitors through its system integration capabilities and its wide array of professional services available to its customers.

Development

         During the years ended December 31, 1993, 1994 and 1995 the Company incurred $948,208, $1,145,838 and $1,016,521 respectively, in research and development expenses for software development in connection with its existing and proposed products. During 1993 and 1994, an additional $240,121 and $288,198 respectively, of costs incurred were capitalized and accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." During 1995, there were no research and development expenses incurred that required capitalization. In December 1994, the Company made a decision to write off $657,479 of capitalized software development costs relating to a software product under development. For a further discussion of this matter, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations.

Regulation

         In some applications, users of EFT terminals may be subject to federal or state regulation under statutes and regulations relating to electronic funds transfer systems, credit cards and debit cards. Such laws may limit the transactions capable of being performed, limit the locations where terminals may be placed, limit card customer liability for fraudulent transfers and require certain written documents to be produced at the time of transfer, among other matters. There can be no assurance that compliance with such regulations will not be burdensome and costly.

Employees

         As of December 31, 1995, the Company had thirty three employees. As of March 19, 1996, the Company had thirty two employees: Paul A. Siegenthaler, its Chief Executive Officer and President, Milton A. Alpern, its Chief Financial Officer, Vice President of Finance and Treasurer, Sheila C. Birney, its Vice President of Professional Services, Jeffrey A. Wakefield, its Vice President of Sales and Marketing, ten software engineers, seven marketing and sales employees, seven customer service employees and four finance and administrative employees.

ITEM 2. PROPERTIES.

         The Company's principal executive offices, located at 3, 7 and 9 Kane Industrial Drive, Hudson, Massachusetts, are leased pursuant to a lease executed in December 1991 which expired on December 31, 1993. Since December 31, 1993, the Company and its landlord have been operating under an informal extension of the lease which allows either party to terminate the agreement with sixty days notice. The Company believes it is highly unlikely that it will be required to vacate all three of its locations in Hudson, Massachusetts under the terms of the informal extension of its lease. In the unlikely event that the Company is required to vacate all of its locations in Hudson, Massachusetts, management believes that alternative space in the area is available at comparable lease terms. The total rental is approximately $7,200 per month for space consisting of approximately 21,700 square feet. This space is sufficient for the Company's needs for 1996. Two sales offices were maintained during 1995. The New Jersey office, located at Park 80 West, Plaza II, Saddle Brook, New Jersey, has a monthly rent of $1,180. The Washington office, located at 6653 Kimball Drive, Gig Harbor, Washington, has a monthly rent of $385.

ITEM 3. LEGAL PROCEEDINGS.

         The Company has no material legal proceedings at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the security holders in the quarter ended December 31, 1995.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.

         From January 10, 1991 through the present, the Company's common stock has been listed on the pink sheets of the National Quotations Bureau, Inc., and certain broker-dealers have held themselves out as market makers in the common stock. Additionally, the Company's common stock is included on the OTC Bulletin Board. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions. In addition, all quotations below reflect the one-for-fifteen reverse stock split of the Company's common stock, effected on October 22, 1993.

                        1994                                                    High                   Low
                        ----                                                    ----                   ---
First quarter (1/1 - 3/31).............................................         $2.50                  $0.38
Second quarter (4/1 - 6/30)............................................         $1.00                  $0.25
Third quarter (7/1 - 9/30).............................................         $1.00                  $0.38
Fourth quarter (10/1 - 12/31)..........................................         $1.00                  $0.13

                       1995                                                      High                   Low
                       ----                                                      ----                   ---
First quarter (1/1 - 3/31).............................................         $1.25                  $0.13
Second quarter (4/1 - 6/30)............................................         $0.88                  $0.06
Third quarter (7/1 - 9/30).............................................         $0.56                  $0.13
Fourth quarter (10/1 - 12/31)..........................................         $0.56                  $0.25


         As of March 15, 1996, there were 576 holders of record of the Company's common stock. The Company has not paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future. The Company anticipates that all earnings will be retained for development of the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA.

STATEMENT OF OPERATIONS DATA

                                                         Years Ended December 31,
                                                         ------------------------
                                      1995            1994          1993            1992          1991
                                      ----            ----          ----            ----          ----

Revenue .......................   $ 8,006,417    $ 7,968,148    $ 9,509,907    $ 8,609,082    $ 2,558,718
Cost of Revenue ...............     4,593,041      4,948,350      5,903,732      5,001,159      1,767,750
                                  -----------    -----------    -----------    -----------    -----------
Gross Margin ..................     3,413,376      3,019,798      3,606,175      3,607,923        790,968
Total Operating
 Expenses .....................     3,518,522      4,272,107      3,418,972      3,233,826      3,042,406
                                  -----------    -----------    -----------    -----------    -----------
Income (Loss) from Operations .      (105,146)    (1,252,309)       187,203        374,097     (2,251,438)
Other Income (Expense) ........        16,445         15,879       (177,682)      (191,769)       (79,094)
                                  -----------    -----------    -----------    -----------    -----------
Income (Loss) before Income
 Taxes and Extraordinary Credit       (88,701)    (1,236,430)         9,521        182,328     (2,330,532)
Provision for Income Taxes.....                                                     78,000
                                  -----------    -----------    -----------    -----------    -----------
Income (Loss) before Extra-
 ordinary Credit ..............       (88,701)    (1,236,430)         9,521        104,328     (2,330,532)
Extraordinary Credit ..........                                                     71,000
                                  -----------    -----------    -----------    -----------    -----------
Net Income (Loss) .............   $   (88,701)   $(1,236,430)   $     9,521    $   175,328    $(2,330,532)
Income (Loss) per Common
 Share:
    Income (Loss) before Extra-
      ordinary Credit .........   $      (.03)   $      (.38)   $       .00    $       .05    $     (1.11)
    Extraordinary Credit ......                                                        .03
                                  -----------    -----------    -----------    -----------    -----------
    Net Income (Loss) .........   $      (.03)   $      (.38)   $       .00    $       .08    $     (1.11)
Weighted Average Number of

 Common Shares Outstanding ....     3,248,606      3,248,606      2,471,161      2,205,426      2,091,185


BALANCE SHEET DATA

                                                     As Of December 31,
                                                     ------------------
                                  1995         1994         1993         1992            1991
                                  ----         ----         ----         ----            ----
Working Capital
 (Deficit) .................  $  997,032   $  993,108   $1,873,150   $ 1,748,343    $  (136,630)
Total Assets ...............   2,344,698    2,877,998    4,207,735     3,870,045      1,376,701
Long Term Liabilities ......           0            0            0     2,673,483        850,000
Stockholders' Equity
 (Deficiency) ..............   1,249,245    1,337,946    2,574,376      (563,964)      (739,292)



Note: All share and per share information has been restated to reflect the one-for-fifteen reverse stock split of the Company's common stock, effected on October 22, 1993.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.

OVERVIEW

         The Company's business strategy focuses on the development and marketing of software products and professional services designed to address the electronic payment system needs of multi-lane retailers. Turn-key system solutions including customer-activated payment terminals, in-store controllers, point of sale system integration and transaction processing network interfaces are also provided to customers. These solutions enable retailers to automate payment transactions involving consumer debit (ATM) cards, bank and retailer issued credit cards, paper check authorization, electronic government benefits and electronic checks.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Total revenue for the year ended December 31, 1995 increased slightly to $8,006,417 compared to $7,968,148 for the year ended December 31, 1994. The increase in revenue between 1994 and 1995 resulted from several factors including the sale to an existing customer of the Company's newly released payment system product integrated to the NCR cash register system and the increasing need of supermarket retailers to automate consumer payment options involving Electronic Food Stamps. These increases were offset by a decrease in revenue between 1994 and 1995 resulting from a decrease in the number of the Company's payment systems installed by a significant customer into additional divisions. The revenue derived from this customer accounted for approximately 32% of the Company's total revenue for the year ended December 31, 1995 compared to approximately 53% of total revenue for the year ended December 31, 1994. Uncertainties with respect to future orders from this customer and other existing or potential customers could have a material impact on the Company's net sales or earnings in the future.

         Gross margins as a percent of total revenue increased to 42.6% for the year ended December 31, 1995 compared to 37.9% for the year ended December 31, 1994. The increase in gross margin between the two years was due to higher margin software sales comprising a larger percentage of total revenue for the year ended December 31, 1995 compared to the year ended December 31, 1994. Revenue derived from sales of software accounted for 21% of total revenue for the year ended December 31, 1995 compared to 10% for the year ended December 31, 1994.

         Total operating expenses decreased by 17.6% to $3,518,522 for the year ended December 31, 1995 compared to $4,272,107 for the year ended December 31, 1994. The write-off of $657,479 of capitalized software development costs in December 1994, which is discussed below, accounted for the majority of the decrease in operating expenses between 1994 and 1995.

         Sales and marketing expenses increased by 3.6% to $1,771,800 in 1995 compared to 1994. Sales and marketing expenses include the costs of distribution, sales commissions, product marketing, and account management. An increase in salaries expense ($134,000) resulted from the hiring of a Western Region Sales Manager in the fourth quarter of 1994 and a Southeast Region Sales Manager in the second quarter of 1995. Additionally, salaries expense for the year ended December 31, 1995 includes approximately $16,000 of severance costs incurred in the fourth quarter of 1995 for personnel changes made at that time. Sales commission expense also increased by $63,000 between 1994 and 1995. The increase was due to higher sales commissions paid on higher margin software sales which comprised a larger percentage of total revenue in 1995 compared to 1994. The increases in sales and marketing expenses were offset by a decrease in travel and entertainment expense ($72,000) relating to travel expenses incurred in connection with the installation of the Company's payment systems into a large number of divisions of a significant customer in 1994. In addition, other sales and marketing expense decreases were experienced between 1994 and 1995 in marketing promotion and outside services expenses ($39,000) relating to direct mail and telesales campaigns conducted in 1994 and recruiting expenses ($23,000) relating to sales and marketing hires in 1994.

         Research and development expenses decreased by 11.3% for the year ended December 31, 1995 compared to the year ended December 31, 1994. Decreases in salaries and fringe benefit expenses totaling approximately $316,000 were the result of a reduction in the number of research and development personnel which occurred at the beginning of the first quarter of 1995. Research and development expenses in 1994 also include a $55,800 charge for severance costs incurred in connection with the reduction in personnel. Other decreases in travel and entertainment expenses ($17,000), outside consulting expenses ($18,000), and recruiting expenses ($18,500) contribute to the overall decrease in research and development expenses between 1994 and 1995. The decreases were partially offset by the capitalization of software development costs totaling approximately $288,000 for the year ended December 31, 1994 in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." For the year ended December 31, 1995, there were no research and development costs incurred that required capitalization.

         General and administrative expenses decreased by 3.7% for the year ended December 31, 1995 compared to the year ended December 31, 1994. General and administrative expenses include the finance, human resources, and administration costs of the Company. Decreases in outside consulting expenses ($12,000) for management training and outside service expenses ($21,000) relating to the design and printing of the Company's 1993 annual report were offset by increases in travel and entertainment expenses ($11,600) and recruiting expenses ($6,200). In addition, general and administrative expenses in 1994 include a $12,000 sales tax accrual resulting from an audit of prior years.

         Interest income totaled $16,445 in 1995 compared to $16,771 in 1994 based on a relatively consistent level of funds available for investment between the two years.

         No tax provision was required in 1995 due to the loss incurred.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

         Total revenue for the year ended December 31, 1994 was $7,968,148 compared to $9,509,907 for the year ended December 31, 1993. This represents a decrease in revenue of 16.2% between 1994 and 1993. The decrease in revenue was primarily due to delays in customer buying decisions pending release of new products by the Company. In addition, the Company's inability to generate a sufficient number of qualified sales opportunities for 1994 contributed to the decrease in revenue between the year ended December 31, 1994 and the year ended December 31, 1993. The decrease in revenue was partially offset by the decision of a large customer to install the Company's systems into additional divisions. The revenue derived from this customer accounted for 53% of the Company's total revenue for the year ended December 31, 1994 compared to 21% for the year ended December 31, 1993.

         For the year ended December 31, 1994, gross margins as a percent of revenue remained constant at 37.9% compared to the year ended December 31, 1993. Revenue from higher margin hardware and software maintenance contracts comprising a larger percentage of total revenue for the year ended December 31, 1994 compared to the year ended December 31, 1993 had the effect of increasing gross margins between the two years. This was offset, however, by lower product prices, due to competitive pressures, resulting in lower gross margins on hardware sales for the year ended December 31, 1994.

         Total operating expenses for the year ended December 31, 1994 increased by 25.0% to $4,272,107 compared to $3,418,972 for the year ended December 31, 1993. The most significant component of the increase in operating expenses was the write-off in December 1994 of $657,479 of capitalized software development costs. These costs had previously been capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or

Otherwise Marketed." The write-off resulted from a re-prioritization of Company resources to focus on new market requirements. Prior to the release of the software products for which development costs had been capitalized, market demands shifted towards integrated payment system solutions away from the stand-alone product under development by the Company. Accordingly, the Company canceled the project under development and redirected its marketing and product development efforts to meet current market opportunities for integrated products.

         Sales and marketing expenses decreased by 8.3% for the year ended December 31, 1994 compared to the year ended December 31, 1993. The decrease was due to a reduction of staff in the sales organization and the consolidation of sales offices resulting in decreases in compensation expenses and fringe benefits ($241,200) and occupancy expenses ($16,400) for the year ended December 31, 1994 compared to the year ended December 31, 1993. These decreases were partially offset by increases in travel and entertainment expenses ($67,400) due to fewer sales staff covering the same geographic territory and recruiting expenses ($28,100) resulting from the Company's hiring of a Vice President of Marketing and other marketing staff in 1994.

         Research and development expenses increased by $197,630 (20.8%) for the year ended December 31, 1994 compared to the year ended December 31, 1993. The increase in research and development expenses includes a $55,800 charge in 1994 for severance costs incurred for personnel changes made in connection with the decision to write off previously capitalized software development costs which is discussed above. Additionally, the development of the Company's products on new retail store systems resulted in an increase in development staff and related salaries expenses ($54,900) as well as an increase in outside consulting costs ($98,100) in 1994 compared to 1993.

         General and administrative expenses increased by 25.3% for the year ended December 31, 1994 compared to the year ended December 31, 1993. The increase was primarily due to a change during 1994 in the classification of expenses (salary, fringe benefits, travel, etc.) of a current officer of the Company from sales and marketing expenses to general and administrative expenses resulting from a change in the officer's responsibilities and the reversals in the first quarter of 1993 of $50,000 of the allowance for doubtful accounts due to the favorable resolution of a customer's disputed account balance and $47,000 of other accruals relating to 1992. Also contributing to the increase in general and administrative expenses was a tax accrual in 1994 totaling $12,000 resulting from a sales tax audit of prior years.

         Interest income increased by $6,573 for the year ended December 31, 1994 compared to the year ended December 31, 1993. The increase was the result of large cash collections during the third quarter of 1994 resulting in a significant increase in the amount of funds available for investment in the latter half of 1994 compared to 1993. Interest expense decreased by $186,988 for the year ended December 31, 1994 compared to the year ended December 31, 1993 due to the conversion of certain convertible subordinated notes payable to stockholders into common stock of the Company on September 30, 1993.

         No tax provision was required in 1994 due to the loss incurred.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at December 31, 1995 was $997,032 compared to $993,108 at December 31, 1994. The slight increase in working capital is primarily due to increases in cash ($333,225) and accounts receivable ($119,305) and decreases in accounts payable and accrued liabilities ($400,890) and deferred revenue ($44,347) between the year ended December 31, 1994 and the year ended December 31, 1995. These changes were offset by decreases in inventory ($854,960) and prepaid expenses ($38,245).

         Net cash used in investing activities totaled $24,645, $423,597, and $447,070 for the years ended December 31, 1995, 1994, and 1993, respectively. Capital equipment expenditures, principally for computer, test and sales demonstration equipment, accounted for $24,645, $135,396, and $206,949 of these amounts in

1995, 1994, and 1993, respectively. The capitalization of software development costs accounted for the balance of net cash used in investing activities in 1994 and 1993. Capital expenditures in 1996 are expected to be approximately $100,000. The Company does not anticipate the capitalization of any software development costs in 1996.

         On June 11, 1993, the Company received a commitment for a bank-financed credit line for working capital purposes. The loan agreement for the credit line was executed in September 1993. On March 21, 1996, the Company received a commitment from its bank for the renewal of the credit line through January 5, 1997. Maximum available borrowings under the line are the lesser of $400,000 or certain levels of eligible accounts receivable and are subject to monthly and quarterly financial performance covenants. Borrowings bear interest at a rate per annum equal to the Prime Rate (8.25% at March 21, 1996) plus 4% and are secured by the Company's assets. At December 31, 1995, there were no borrowings outstanding under the credit line nor have there been any borrowings through March 21, 1996. Borrowing availability under the credit line at December 31, 1995 would have been $400,000 based on the terms of the renewal.

         Management believes that sources of liquidity for future needs can be generated from existing cash balances, cash generated from operations and borrowings available to the Company under its bank-financed working capital line of credit.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

         The Company does not provide forecasts of the future financial performance of the Company. The forward-looking statements in this Form 10-K are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future differ materially from those contained in forward-looking statements contained herein. The Company's future results remain difficult to predict and depend on factors including, without limitation, fluctuations in quarterly results, dependence on large customers, dependence on principal products, dependence on third parties for hardware and equipment, rapid technological changes, potential for new product delays and defects, and fluctuations in economic and market conditions. Because of these and other factors, past financial performance should not be considered an indication of future performance.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  Please refer to pages F-1 through F-10.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The information required under this item is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

ITEM 11.          EXECUTIVE COMPENSATION.

                  The information required under this item is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                  The information required under this item is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information required under this item is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON 8-K.

         (a) The following financial statements, notes thereto and independent auditors' report are filed as part of this report:

                  (1)      Financial Statements:

                           Independent Auditors' Report
                           Balance Sheets
                           Statements of Operations
                           Statements of Stockholders' Equity (Deficiency) Statements of Cash Flows
                           Notes to Financial Statements

                  (2)      Financial Statement Schedules:

                           Schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements submitted.

                  (3)      Listing of Exhibits:

                           The following exhibits, required by Item 601 of Regulation S-K, are filed as part of this Annual Report on Form 10-K. (Exhibit numbers, where applicable, in the left column correspond to those of
                           Item 601 of Regulation S-K).

                                                                                               Form 10-K
Exhibit                                                                                       consecutive
Number                                 Exhibit                                                page number
------                                 -------                                                -----------

3(a)                       Amended and restated Certificate of
                           Incorporation filed October 22, 1993                               see note (17)

3(b)                       Bylaws, as amended                                                 see note (8)

4(a)                       Form of Common Stock Purchase
                           Warrant used for 1988 Bridge
                           Loans                                                              see note (2)

4(b)                       Form of Common Stock Purchase
                           Warrant used for First Quarter 1989
                           Bridge Loans                                                       see note (6)

4(c)                       Form of Common Stock Purchase
                           Warrant used for Third Quarter 1989
                           Bridge Loans                                                       see note (6)

4(d)                       Common Stock Purchase Agreement
                           dated October 5, 1989                                              see note (7)

4(e)                       Common Stock Purchase Warrant of BCE
                           dated October 5, 1989                                              see note (7)

4(f)                       Common Stock Purchase Warrant of
                           Nelson Doubleday dated October 5,
                           1989                                                               see note (7)

4(g)                       Executive Stock Purchase Agreement
                           between Richard Leach and the
                           Company, dated April 1, 1990                                       see note (9)

4(h)                       Common Stock Purchase Agreement
                           dated November 9, 1990                                             see note (10)

4(i)                       Common Stock Purchase Agreement
                           dated January 31, 1991                                             see note (11)

4(j)                       Agreement of Amendment and Waiver
                           dated March 19, 1991                                               see note (12)

4(k)                       National Transaction Network, Inc.
                           1993 Director Stock Option Plan                                    see note (16)

4(l)                       National Transaction Network, Inc.
                           1995 Director Stock Option Plan                                              37

10(a)                      1983 Incentive Stock Option Plan,
                           as amended                                                         see note (1)

10(b)                      Form of Stock Option Grant and
                           Exercise Notice for 1983 Incentive
                           Stock Option Plan                                                  see note (5)

10(c)                      1988 Stock Plan, as amended                                        see note (5)

10(d)                      Form of Incentive Stock Option
                           Agreement for 1988 Stock Plan                                      see note (5)

10(e)                      Form of Non-Qualified Stock Option
                           Agreement for 1988 Stock Plan
                           (Consultants)                                                      see note (5)

10(f)                      Form of Non-Qualified Stock Option
                           Agreement for 1988 Stock Plan
                           (Directors)                                                        see note (5)

10(g)                      Roger C. Hitchcock Executive Stock
                           Purchase Agreement                                                 see note (3)


10(h)                      Agreement for IBM Licensed Program
                           Stand-Beside Electronic Payment
                           System Debit Application between the
                           Company and International Business
                           Machines Corporation dated as of
                           March 18, 1988                                                     see note (4)

10(i)                      Philip Kluge Executive Stock
                           Purchase Agreement                                                 see note (5)

10(j)                      Stock and Purchase Right Acquisition
                           Agreement between the Company and
                           International VERIFACT Inc. dated
                           February 7, 1989                                                   see note (5)

10(k)                      Lease between the Company and
                           Alden H. Kane and Shirley M. Kane,
                           Trustees of the Kane Industrial
                           Trust, dated December 27, 1988                                     see note (5)

10(l)                      Distribution Agreement between the
                           Company and International VERIFACT
                           Inc. dated December 31, 1990                                      see note (12)

10(m)                      Termination Agreement dated as of
                           March 18, 1992 between Roger C. Hitchcock
                           and the Company                                                   see note (13)

10(n)                      Agreement dated as of March 18, 1992
                           between Roger C. Hitchcock and the Company                        see note (13)

10(o)                      Termination Agreement dated as of June 30,1992
                           between Christopher D. Illick and the Company                     see note (14)

10(p)                      Lease between the Company and Alden H.
                           Kane and Roger K. Kane, Trustees of the
                           Kane Industrial Trust, dated November 1, 1992                     see note (14)

10(q)                      Severance Agreements between the Company
                           and Paul Siegenthaler and Walter Allen dated
                           January 30, 1993                                                  see note (14)

10(r)                      National Transaction Network, Inc. Retirement
                           Savings 401(k) Plan                                               see note (15)

10(s)                      Value-Added Reseller Agreement between the
                           Company and Inacom Corporation dated
                           January 11, 1993                                                  see note (17)

10(t)                      Promissory Note and Security Agreement
                           between the Company and Silicon Valley Bank
                           dated June 11, 1993                                               see note (17)


10(u)                      Master Purchase Agreement between the Company
                           and VeriFone, Inc. dated September 22, 1993                       see note (17)

10(v)                      Joint Marketing Agreement between the Company
                           and Card Establishment Services, Inc. dated
                           December 7, 1993                                                  see note (17)

10(w)                      Severance Agreement between the Company and
                           Milton Alpern dated March 17, 1994                                see note (17)

10(x)                      Form of the Director Stock Option Agreement
                           for the 1993 Director Stock Option Plan                           see note (18)

10(y)                      Severance Agreement between the Company and
                           Scott Rich dated March 14, 1995                                   see note (18)

10(z)                      Form of the Director Stock Option Agreement
                           for the 1995 Director Stock Option Plan                                      43

11                         Computation of Income (Loss) Per Share                                       47

23                         Consent of Deloitte & Touche LLP                                             48
------------------------------

(1) Exhibit is incorporated by reference to the Exhibits to the Form S-1 Registration Statement No. 2-91030.

(2) Exhibit is incorporated by reference to the Exhibits to the Form 10-Q for the quarter ended September 30, 1988.

(3) Exhibit is incorporated by reference to the Exhibits to the Form 10-K for the fiscal year ended December 31, 1985.

(4) Exhibit is incorporated by reference to the Exhibits to the Form 10-K for the fiscal year ended December 31, 1987.

(5) Exhibit is incorporated by reference to the Exhibits to the Form 10-K for the fiscal year ended December 31, 1988.

(6) Exhibit is incorporated by reference to the Exhibits to the Form 10-Q for the quarter ended September 30, 1989.

(7) Exhibit is incorporated by reference to the Exhibits to the Form 8-K dated October 5, 1989.

(8) Exhibit is incorporated by reference to the Exhibits to the Form 10-K for the fiscal year ended December 31, 1989.

(9) Exhibit is incorporated by reference to the Exhibits to the Form 10-Q for the quarter ended June 30, 1990.

(10) Exhibit is incorporated by reference to the Exhibits to the Form 8-K dated November 9, 1990.

(11) Exhibit is incorporated by reference to the Exhibits to the Form 8-K dated January 31, 1991.

(12) Exhibit is incorporated by reference to the Exhibits to the Form 10-K for the fiscal year ended December 31, 1990.

(13) Exhibit is incorporated by reference to the Exhibits to the Form 10-K for the fiscal year ended December 31 ,1991.

(14) Exhibit is incorporated by reference to the Exhibits to the Form 10-K for the fiscal year ended December 31, 1992.

(15) Exhibit is incorporated by reference to the Exhibits to the Form 8 dated May 4, 1993.

(16) Exhibit is incorporated by reference to the Exhibits to the Form S-8 Registration Statement No. 33-66732 dated July 29, 1993.

(17) Exhibit is incorporated by reference to the Exhibits to the Form 10-K for the fiscal year ended December 31, 1993.

(18) Exhibit is incorporated by reference to the Exhibits to the Form 10-K for the fiscal year ended December 31, 1994.
--------------------------------


         (b)      Reports on Form 8-K:

                  No report on Form 8-K was filed during the last quarter of the fiscal year ended December 31, 1995.

         (c)      Exhibits:

                  The Company hereby files as part of this Form 10-K the exhibits listed in Item 14(a) (3) above.

         (d)      Financial Statement Schedules:

                  The Company hereby files as part of this Form 10-K in Item 14
(a) (2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NATIONAL TRANSACTION NETWORK, INC.

March 22, 1996                         By: /s/  Paul A. Siegenthaler
                                           --------------------------
                                           Paul A. Siegenthaler, Chief Executive
                                           Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 22, 1996                              /s/  Paul A. Siegenthaler
                                           --------------------------
                                           Paul A. Siegenthaler, Chief Executive
                                           Officer, President and Director
                                           (Principal Executive Officer)



March 22, 1996                              /s/  Milton A. Alpern
                                           ----------------------
                                           Milton A. Alpern, Vice President of
                                           Finance and Administration (Principal
                                           Financial and Accounting Officer)

March 21, 1996                              /s/  Jeffrey B. Finestone
                                           --------------------------
                                           Jeffrey B. Finestone, Chairman of the
                                           Board

March 22, 1996                              /s/  Robert D.D. Forbes
                                           ------------------------
                                           Robert D.D. Forbes, Director

March 21, 1996                              /s/  Christopher D. Illick
                                           ---------------------------
                                           Christopher D. Illick, Director

March 22, 1996                              /s/  Brian Kouri
                                           ---------------------------
                                           Brian Kouri, Director

March 21, 1996                              /s/  Charles R. Thompson
                                           ---------------------------
                                           Charles R. Thompson, Director

                          INDEX TO FINANCIAL STATEMENTS

                                                               Page
                                                               ----
Independent Auditors' Report                                    F-1

Balance Sheets as of December 31, 1995 and 1994                 F-2

Statements of Operations for the Years Ended                    F-3
         December 31, 1995, 1994, and 1993

Statements of Stockholders' Equity (Deficiency)                 F-4
         for the Years Ended December 31, 1995, 1994
         and 1993

Statements of Cash Flows for the Years Ended                    F-5
         December 31, 1995, 1994 and 1993

Notes to Financial Statements                                   F-6-10

INDEPENDENT AUDITORS' REPORT

National Transaction Network, Inc.:

We have audited the accompanying balance sheets of National Transaction Network, Inc. as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Boston, Massachusetts
March 8, 1996
 (March 21, 1996 as to the
 second paragraph of Note 2)

NATIONAL TRANSACTION NETWORK, INC.

BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
---------------------------------------------------------------------------------------------------


ASSETS                                                                       1995            1994
CURRENT ASSETS:
  Cash and equivalents (Note 1)                                         $   407,257    $    74,032
  Accounts receivable (less allowance for
    doubtful accounts of $100,000
    in 1995 and 1994)                                                     1,384,222      1,264,917
  Inventory (Note 1)                                                        274,159      1,129,119
  Prepaid expenses                                                           26,847         65,092
                                                                        -----------    -----------
           Total current assets                                           2,092,485      2,533,160
                                                                        -----------    -----------
PROPERTY AND EQUIPMENT (Note 1):
  Furniture and fixtures                                                    113,923        111,718
  Machinery and equipment                                                   595,216        572,776
                                                                        -----------    -----------

           Total                                                            709,139        684,494

  Less accumulated depreciation and amortization                           (460,605)      (344,135)
                                                                        -----------    -----------

           Property and equipment - net                                     248,534        340,359
                                                                        -----------    -----------


 DEPOSITS AND OTHER                                                           3,679          4,479

                                                                        -----------    -----------
TOTAL                                                                   $ 2,344,698    $ 2,877,998
                                                                        ===========    ===========




         LIABILITIES AND STOCKHOLDERS' EQUITY          1995            1994
         CURRENT LIABILITIES:
  Accounts payable                               $    661,742    $    615,054
  Accounts payable to stockholder (Note 6)               --           162,670
  Customer deposits                                    25,265          24,627
  Accrued liabilities                                 362,369         647,277
  Deferred revenue                                     46,077          90,424
                                                 ------------    ------------

           Total current liabilities                1,095,453       1,540,052
                                                 ------------    ------------
COMMITMENTS (Note 6)

STOCKHOLDERS' EQUITY (Notes 1 and 4):

  Preferred stock, $.10 par value; authorized,
    5,000,000 shares; none outstanding
  Common stock, $.15 par value; authorized,
   6,666,667 shares; issued and outstanding,
   3,248,606 shares                                   487,291         487,291
  Additional paid-in capital                       12,589,255      12,589,255
  Accumulated deficit                             (11,827,301)    (11,738,600)
                                                 ------------    ------------
           Total stockholders' equity               1,249,245       1,337,946
                                                 ------------    ------------
TOTAL                                            $  2,344,698    $  2,877,998
                                                 ============    ============

See notes to financial statements.

NATIONAL TRANSACTION NETWORK, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
-------------------------------------------------------------------------------

                                                         1995           1994           1993

REVENUE (Notes 1 and 7)                              $ 8,006,417    $ 7,968,148    $ 9,509,907
                                                     -----------    -----------    -----------

COSTS AND EXPENSES:

  Cost of revenue                                      4,593,041      4,948,350      5,903,732
  Sales and marketing                                  1,771,800      1,710,885      1,866,061
  Research and development (Notes 1 and 8)             1,016,521      1,145,838        948,208
  General and administrative                             730,201        757,905        604,703
  Write-off of capitalized software costs (Note 8)          --          657,479           --
                                                     -----------    -----------    -----------

          Total                                        8,111,563      9,220,457      9,322,704
                                                     -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                           (105,146)    (1,252,309)       187,203
                                                     -----------    -----------    -----------

OTHER INCOME (EXPENSE):

  Interest income                                         16,445         16,771         10,198
  Interest expense                                          --             (892)      (187,880)
                                                     -----------    -----------    -----------

           Total                                          16,445         15,879       (177,682)
                                                     -----------    -----------    -----------

NET INCOME (LOSS)                                    $   (88,701)   $(1,236,430)   $     9,521
                                                     ===========    ===========    ===========


INCOME (LOSS) PER COMMON SHARE (Note 1)              $     (0.03)   $     (0.38)   $      --
                                                     ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON

  SHARES OUTSTANDING (Note 1)                          3,248,606      3,248,606      2,471,161
                                                     ===========    ===========    ===========


See notes to financial statements.

NATIONAL TRANSACTION NETWORK, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
------------------------------------------------------------------------------

                                                      COMMON STOCK
                                                    ------------------     ADDITIONAL
                                                    SHARES                   PAID-IN                      STOCKHOLDERS'
                                                    ISSUED      AMOUNT       CAPITAL       DEFICIT          EQUITY
BALANCE,
  JANUARY 1, 1993                                  2,205,426   $330,814   $ 9,616,913   $(10,511,691)   $  (563,964)

  Issuance of common stock
    upon conversion of debt                        1,042,940    156,441     2,972,342           --        3,128,783

  Additional shares issued as
    a result of the 1-for-15
    reverse stock split                                  240         36          --             --               36

  Net income                                            --         --            --            9,521          9,521
                                                   ---------   --------   -----------   ------------    -----------

BALANCE,
  DECEMBER 31, 1993                                3,248,606    487,291    12,589,255    (10,502,170)     2,574,376

  Net loss                                              --         --            --       (1,236,430)    (1,236,430)
                                                   ---------   --------   -----------   ------------    -----------

BALANCE,
  DECEMBER 31, 1994                                3,248,606    487,291    12,589,255    (11,738,600)     1,337,946

  Net loss                                              --         --            --          (88,701)       (88,701)
                                                   ---------   --------   -----------   ------------    -----------

BALANCE,
  DECEMBER 31, 1995                                3,248,606   $487,291   $12,589,255   $(11,827,301)   $ 1,249,245
                                                   =========   ========   ===========   ============    ===========


See notes to financial statements.

NATIONAL TRANSACTION NETWORK, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
-------------------------------------------------------------------------------

                                                                                              1995          1994           1993

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                      $   (88,701)   $(1,236,430)   $     9,521
  Adjustments to reconcile net income (loss)
    to net cash provided by (used for)
    operating activities:

      Depreciation and amortization                                                          116,470        109,945        108,548
      Interest expense                                                                          --             --          174,510
      Write-off of capitalized software costs                                                   --          657,479           --
      Loss on disposal of equipment                                                             --            7,985           --
      Increase (decrease) in cash from:

        Accounts receivable                                                                 (119,305)        42,061        (96,017)
        Inventory                                                                            854,960         85,472        (17,148)
        Prepaid expenses                                                                      38,245         11,988         (1,696)
        Deposits and other                                                                       800          4,573         (1,528)
        Accounts payable to stockholder                                                     (162,670)      (209,949)      (924,583)
        Customer deposits                                                                        638         24,627        (75,954)
        Accounts payable and accrued  liabilities                                           (238,220)       106,233        768,728
        Deferred revenue                                                                     (44,347)       (14,218)       104,642
                                                                                         -----------    -----------    -----------
           Net cash provided by (used for) operating activities                              357,870       (410,234)        49,023
                                                                                         -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                        (24,645)      (135,396)      (206,949)
  Capitalization of software costs                                                              --         (288,198)      (240,121)
                                                                                         -----------    -----------    -----------
           Net cash used in investing activities                                             (24,645)      (423,594)      (447,070)
                                                                                         -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES - Proceeds from convertible
  notes payable to stockholders                                                                 --             --          280,826
                                                                                         -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                              333,225       (833,828)      (117,221)

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                                       74,032        907,860      1,025,081
                                                                                         -----------    -----------    -----------
CASH AND EQUIVALENTS, END OF YEAR                                                        $   407,257    $    74,032    $   907,860
                                                                                         ===========    ===========    ===========
SUPPLEMENTAL INFORMATION - Cash paid for:
  Interest expense                                                                       $       -      $       892    $       -
                                                                                         ===========    ===========    ===========
  Income taxes                                                                           $     5,467    $     4,749    $    30,688
                                                                                         ===========    ===========    ===========

NONCASH TRANSACTIONS - Conversion of convertible subordinated
  notes payable to stockholders and accrued interest to common stock                                                   $ 3,128,783
                                                                                                                       ===========


See notes to financial statements.

NATIONAL TRANSACTION NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF BUSINESS - National Transaction Network, Inc. (the "Company") designs, integrates and markets point-of-sale electronic payment systems and software, principally to the retail industry.

      USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      FINANCIAL INSTRUMENTS - The carrying values of cash and equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments.

      STOCK SPLIT - On October 22, 1993, a 1-for-15 reverse stock split of the Company's common stock was effected, the par value was increased from $.01 to $.15 per share and the number of authorized shares was decreased from 100,000,000 to 6,666,667 shares. All share and per share data in the financial statements have been restated to reflect these transactions.

      REVENUE RECOGNITION - Revenue from sales of product is recognized upon shipment. Revenue from maintenance agreements is recognized ratably over the term of the agreements.

      INVENTORY - Inventory is recorded at the lower of cost (first-in, first-out basis) or market and consists primarily of electronic payment terminals and related peripherals.

      PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets which range from two to five years. Depreciation expense was approximately $116,000 and $110,000 for the years ended December 31, 1995 and 1994, respectively.

      CAPITALIZED SOFTWARE COSTS - Costs of software products developed for resale are capitalized once technological feasibility is achieved. Capitalization ceases when the product is available for release, and the accumulated costs are amortized over the related product's estimated economic life. Research and development costs are expensed as incurred.

      INCOME (LOSS) PER COMMON SHARE - Income (loss) per common share has been computed based upon the weighted average number of common shares outstanding during each year. Shares issuable upon exercise of outstanding options have been excluded from the computations since their effect is antidilutive.

      CASH AND EQUIVALENTS - The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (CONTINUED)

      INCOME TAXES - The Company follows the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

      RECENTLY ISSUED ACCOUNTING STANDARDS - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). This statement, which will be required in 1996, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

      The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement, which will be required in 1996, establishes financial accounting and reporting standards for stock-based employee compensation plans.

      The Company has not determined the effects of implementing SFAS 121 and 123 on its financial position and results of operations for any future period.

2.    LINE OF CREDIT

      The Company has a working capital line-of-credit agreement with a bank that provides for borrowings up to a maximum of $400,000. Borrowings under the line of credit are based on certain levels of accounts receivable, bear interest at the bank's prime rate plus 4%, are collateralized by the Company's assets and are subject to monthly and quarterly performance covenants. At December 31, 1995, there were no borrowings outstanding under the line.

      On March 21, 1996, the line was extended to January 5, 1997.

3.    CONVERTIBLE SUBORDINATED NOTES PAYABLE TO STOCKHOLDERS

      The Company had convertible subordinated notes payable to stockholders which were due in March 1994 and bore interest at prime plus 2% (payable at maturity). On September 30, 1993, the notes and accrued interest were converted in accordance with their terms into 1,042,940 shares of common stock ($3.00 per share).

4.    STOCK OPTIONS

      The Company has four stock option plans which provide for the granting to key employees, officers, directors and consultants options to purchase up to a maximum of 1,253,333 shares of common stock. The exercise price of incentive and nonqualified stock options may not be less than the fair market value of the Company's common stock on the date of grant. In general, options become exercisable in varying annual installments. The period within which any option may be exercised cannot exceed ten years from the date of grant.

      A summary of stock option activity is as follows:

                                                                            EXERCISE PRICE
                                                            SHARES            PER SHARE
Outstanding at January 1, 1993                              383,888        3.00-      24.75
Granted                                                      67,649          5.625
Expired or canceled                                        (133,090)       8.40-      10.80
                                                           --------

Outstanding at December 31, 1993                            318,447        3.00-      24.75
Granted                                                      79,363        0.38-       3.00
Expired or canceled                                         (99,685)       3.00-      12.45
                                                           --------

Outstanding at December 31, 1994                            298,125        0.38-      24.75
Granted                                                     437,545          0.41
Expired or canceled                                        (143,685)       0.41-      22.50
                                                           --------

Outstanding at December 31, 1995                            591,985        0.38-      24.75
                                                           =========

Exercisable at December 31, 1995                            240,613
                                                           =========


      1,273,331 shares have been reserved for the future exercise of stock options.

5.    INCOME TAXES

      Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                                          1995           1994

Deferred tax liabilities - Property and equipment                                    $   (90,818)   $   (55,356)
                                                                                     -----------    -----------
Deferred tax assets:
  Compensated absences                                                                    28,218         31,095
  Accounts receivable                                                                     44,110         40,250
  Net operating loss carryforwards                                                     5,071,930      5,011,824
                                                                                     -----------    -----------
                                                                                       5,144,258      5,083,169
                                                                                     -----------    -----------
Valuation allowance                                                                   (5,053,440)    (5,027,813)
                                                                                     -----------    -----------
Deferred taxes, net                                                                  $      --      $      --
                                                                                     ===========    ===========



      For the year ended December 31, 1995, the net change in the valuation allowance was an increase of $25,627 primarily relating to the uncertainty of future realization of currently generated net operating loss carryforwards.

      A reconciliation between the U.S. statutory tax rate and the effective tax rate for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                                         1995    1994    1993

Statutory Tax Rate                                                       (34)%   (34)%    34 %
State Rate, Net Of Federal Benefit                                        (7)     (7)      7
Write-off Of Capitalized Software Costs                                  --       10     --
Change In Valuation Allowance Due To The Uncertainty
  Of Future Realization Of Currently Generated Net
  Operating Loss Carryforwards                                            34      30     (41)
Nondeductible Expenses                                                     7       1     --
                                                                         ---     ---     ---
Effective Tax Rate                                                       --  %    -- %    -  %
                                                                         ===     ===     ===

      At December 31, 1995, the Company has net operating loss carryforwards for tax purposes of approximately $11,466,000 available to offset future taxable income. These net operating loss carryforwards expire in varying amounts through 2010. Due to a greater than 50% change in ownership, which occurred in 1989, the Company's ability to utilize these carryforwards in any one year may be limited.

6.    COMMITMENTS

      PRODUCT DISTRIBUTION AGREEMENT - The Company sells certain products under the terms of a product distribution agreement (the "Agreement") with a stockholder. The Agreement granted the Company the nonexclusive right to market, distribute or sell the stockholder's products in the United States. The Agreement expired on December 31, 1992, and the Company and the stockholder were continuing to transact business under an informal extension of the Agreement. During 1995, the stockholder sold its interest in the Company. Total purchases from the former stockholder were $1,190,192, $750,892 and $3,838,499 for the years ended December 31, 1995,
      1994 and 1993, respectively. At December 31, 1995 and 1994, amounts due the former stockholder under the Agreement are included in accounts payable and accounts payable to stockholder, respectively.

      OFFICE LEASE - The Company lease of office space expired in December 1993. The Company is continuing to occupy the space as a tenant-at-will. Rent expense for the years ended December 31, 1995, 1994 and 1993 totaled approximately $109,000, $119,000 and $150,000, respectively. Additionally, the Company has sales offices in other states with one year lease agreements expiring at various times during 1996.

      7.    CUSTOMERS

      The Company's customer base consists of large retail companies, principally in the supermarket industry, located throughout the United States.

      Major customers accounted for the following percentages of revenue:

Customers                                    1995       1994        1993

    A                                         32 %       53 %        21 %
    B                                         13         12          34
    C                                         11          -           -
    D                                          -          -          15


8.    WRITE-OFF OF CAPITALIZED SOFTWARE COSTS

      In December 1994, the Company made a decision to write off $657,479 of capitalized software development costs relating to a software product under development. These costs had previously been capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The write-off resulted from the reprioritization of Company resources to focus on new market requirements. Prior to the release of the software product for which development costs had been capitalized, market demands shifted towards integrated payment system solutions away from the stand-alone product under development by the Company. Accordingly, the Company canceled the project under development and redirected its marketing and product development efforts to meet current market opportunities for integrated products. An additional $55,846 of severance costs was incurred in connection with the decision to write off the capitalized software costs and is included in research and development expenses for the year ended December 31, 1994.

                                   * * * * * *