Form 10-Q
period 1996-03-31
NATIONAL TRANSACTION NETWORK INC
filed 1996-05-09
CIK 315999

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ___________

                         Commission file number 0-10966

                       NATIONAL TRANSACTION NETWORK, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        No. 75-1535237
          --------                                        --------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)


                   9 Kane Industrial Drive
                    Hudson, Massachusetts                      01749
                    ---------------------                      -----
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

                                 Yes  X   No
                                    ----     ----
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.15 par value per share, outstanding as of May 7, 1996: 3,248,606 shares.




                       NATIONAL TRANSACTION NETWORK, INC.



                                                                                                   page

Part I     Financial Information
     Item 1   Financial Statements

                  Balance Sheets
                         March 31, 1996 and December 31, 1995                                        3

                  Statements of Operations
                         Three months ended March 31, 1996 and 1995                                  5

                  Statements of Cash Flows
                         Three months ended March 31, 1996 and 1995                                  6

                  Notes to Financial Statements                                                      7

     Item 2   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                    9


Part II    Other Information                                                                        12


Signatures                                                                                          13


                         PART I - FINANCIAL STATEMENTS


ITEM I. FINANCIAL STATEMENTS
- ----------------------------------

                       NATIONAL TRANSACTION NETWORK, INC.
                                 BALANCE SHEETS


                                     ASSETS
                             ----------------------

                                                                          (Unaudited)
                                                                            March 31,            December 31,
                                                                              1996                   1995
                                                                              ----                   ----
            CURRENT ASSETS:
               Cash and equivalents                                         $  759,107             $  407,257
               Accounts receivable
               (Net of allowance for doubtful accounts
                of $100,000 at March 31, 1996
                and December 31, 1995)                                       1,217,889              1,384,222
               Inventory                                                       230,194                274,159
               Prepaid expenses                                                 36,247                 26,847
                                                                            --- ------             ----------

                 TOTAL CURRENT ASSETS                                        2,243,437              2,092,485
                                                                            ----------             ----------


            PROPERTY AND EQUIPMENT                                             758,215                709,139
               Less accumulated depreciation
                and amortization                                              (486,364)              (460,605)
                                                                            ----------             ----------
                 PROPERTY AND
                 EQUIPMENT - NET                                               271,851                248,534
                                                                            ----------             ----------
            OTHER ASSETS:
               Deposits                                                          4,959                  3,679
                                                                            ----------             ----------
                 TOTAL OTHER ASSETS                                              4,959                  3,679
                                                                            ----------             ----------

                                TOTAL                                       $2,520,247             $2,344,698
                                                                            ==========             ==========




            See Notes to Financial Statements.


                       NATIONAL TRANSACTION NETWORK, INC.
                                 BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------------------------------

                                                                       (Unaudited)
                                                                         March 31,          December 31,
                                                                           1996                   1995
                                                                           ----                   ----

            CURRENT LIABILITIES:
               Accounts payable                                             $  640,194             $  661,742
               Accrued liabilities                                             323,451                387,634
               Deferred revenue                                                381,441                 42,968
                                                                            ----------             ----------
                 TOTAL CURRENT LIABILITIES                                   1,345,086              1,092,344
                                                                            ----------             ----------
            LONG-TERM LIABILITIES:
               Deferred revenue                                                  2,002                  3,109
                                                                            ----------             ----------
                 TOTAL LONG-TERM LIABILITIES                                     2,002                  3,109
                                                                            ----------             ----------


            STOCKHOLDERS' EQUITY:
               Preferred stock, $.10 par value;
                authorized, 5,000,000 shares;
                none outstanding
               Common stock, $.15 par value;
                authorized, 6,666,667 shares;
                issued and outstanding, 3,248,606
                shares at March 31, 1996 and
                December 31, 1995                                              487,291                487,291
               Additional paid-in capital                                   12,589,255             12,589,255
               Deficit                                                     (11,903,387)           (11,827,301)
                                                                            ----------             ----------
                 TOTAL STOCKHOLDERS'
                    EQUITY                                                   1,173,159              1,249,245
                                                                            ----------             ----------
                              TOTAL                                         $2,520,247             $2,344,698
                                                                            ==========             ==========



            See Notes to Financial Statements.



                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                            March 31,

                                                                                  1996                    1995
                                                                                  ----                    ----

         REVENUE                                                               $1,368,121              $2,373,357
                                                                               ----------              ----------

         COST AND EXPENSES
            Cost of revenue                                                       720,194               1,411,626
            Sales and marketing                                                   276,483                 489,835
            Research and development                                              244,621                 255,111
            General and administrative                                            206,019                 204,852
                                                                               ----------              ----------
              Total                                                             1,447,317               2,361,424
                                                                               ----------              ----------

         INCOME (LOSS) FROM OPERATIONS                                            (79,196)                 11,933
                                                                               ----------              ----------

         OTHER INCOME (EXPENSE):
            Interest income                                                         3,110                   3,175
            Interest expense                                                            0                       0
                                                                               ----------              ----------

              Total                                                                 3,110                   3,175
                                                                               ----------              ----------

                NET INCOME (LOSS)                                                ($76,086)                $15,108
                                                                               ==========              ==========



         NET INCOME (LOSS)  PER COMMON SHARE                                       ($0.02)                  $0.00
                                                                               ==========              ==========



         WEIGHTED AVERAGE NUMBER OF
          COMMON SHARES OUTSTANDING                                             3,248,606               3,248,606
                                                                               ==========              ==========



         See Notes to Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                          March 31,

                                                                                     1996                     1995
                                                                                     ----                     ----
         Cash Flows From Operating Activities:
         Net income (loss)                                                         ($76,086)                 $15,108
                                                                                   --------                 --------
         Adjustments to reconcile net income (loss) to
            net cash provided by (used for) operating activities:
         Depreciation and amortization                                               25,759                   30,791
         Increase (decrease) in cash from:
            Accounts receivable                                                     166,333                 (184,084)
            Inventory                                                                43,965                  249,367
            Prepaid expenses                                                         (9,400)                  14,978
            Deposits                                                                 (1,280)                       0
            Accounts payable to stockholder                                               -                   28,418
            Accounts payable and accrued
              liabilities                                                           (85,731)                 183,326
            Deferred revenue                                                        337,366                  170,320
                                                                                   --------                 --------
         Total adjustments                                                          477,012                  493,116
                                                                                   --------                 --------
         Net cash provided by (used for) operating activities                       400,926                  508,224
                                                                                   --------                 --------
         Cash Flows Used In Investing Activities:
            Purchases of property and equipment                                     (49,076)                    (734)
                                                                                   --------                 --------
         Net cash used for investing activities                                     (49,076)                    (734)
                                                                                   --------                 --------
         Net increase (decrease) in cash and
            equivalents                                                             351,850                  507,490

         Cash and Equivalents, Beginning of Period                                  407,257                   74,032
                                                                                   --------                 --------
         Cash and Equivalents, End of Period                                       $759,107                 $581,522
                                                                                   ========                 ========



                       NATIONAL TRANSACTION NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS


1. The accompanying financial statements and notes do not include all of the disclosures made in the Company's Form 10-K for the year ended December 31, 1995 which should be read in conjunction with these statements. In the opinion of the Company, the statements include all adjustments necessary for a fair presentation of the quarterly results.

2. Net income (loss) per common share is computed based on the weighted average number of common shares outstanding during each quarter. Shares issuable upon exercise of outstanding stock options have been excluded from the computations since their effect would be antidilutive.

3. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

4. In June 1993, the Company received a commitment for a bank-financed credit line for working capital purposes. The loan agreement for the credit line was executed in September 1993. On March 21, 1996, the Company received a commitment from its bank for the renewal of the credit line through January 5, 1997. Maximum available borrowings under the line are the lesser of $400,000 or certain levels of eligible accounts receivable and are subject to monthly and quarterly financial performance covenants. Borrowings bear interest at a rate per annum equal to the Prime Rate (8.25% at May 7, 1996) plus 4% and are secured by the Company's assets. At March 31, 1996, there were no borrowings outstanding under the credit line nor have there been any borrowings through May 7, 1996. Borrowing availability under the credit line was $400,000 at March 31, 1996.

5. The Company accounts for Research and Development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." It is the Company's policy to capitalize costs relating to the development of its products until such time when products are available for general release to customers, provided that the recoverability of such costs is reasonably assured through expected sales revenue less related selling expenses. For the quarter ended March 31, 1996, there were no costs incurred that required capitalization. Upon availability of products for general release to customers, any related capitalized development costs are amortized over a suitable period based on the products' estimated economic life.



6. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company has continued to account for its stock-based transactions to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and will include the pro forma disclosures required by SFAS No. 123, if material, in its annual financial statements for 1996.

         Also, effective January 1, 1996, the Company adopted Statement of Financial Standards (SFAS) No. 121, " Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or the fair value less the cost to sell. The adoption of SFAS No. 121 did not have a material effect on the Company's financial position or results of operations for the quarter ended March 31, 1996.


Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------

Results of Operations
- ---------------------

     Revenue for the quarter ended March 31, 1996 decreased by 42.4% to $1,368,121 compared to $2,373,357 for the quarter ended March 31, 1995. The decrease in revenue for the quarter was due to several factors including a significant customer having installed a larger number of the Company's payment systems into additional divisions during the quarter ended March 31, 1995 than in the quarter ended March 31, 1996. The revenue from this customer accounted for approximately $913,000 (38% of total revenue) for the quarter ended March 31, 1995 compared to approximately $208,000 (15% of total revenue) for the quarter ended March 31, 1996. Additionally, the Company's inability to generate sufficient sales opportunities in the increasingly saturated supermarket market segment as well as delays in generating qualified sales leads in the general retail market segment contributed to the decrease in revenue for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995. Uncertainties with respect to future orders from existing or potential customers could have a material impact on the Company's net sales or earnings in the future.

     Gross margins as a percent of revenue were 47.4% for the quarter ended March 31, 1996 compared to 40.5% for the quarter ended March 31, 1995. The increase in gross margin percentages between the two quarterly periods was primarily due to higher margin software sales and professional services revenue comprising a larger percentage of total revenue for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995.

     Total operating expenses for the quarter ended March 31, 1996 decreased by 23.4% compared to the quarter ended March 31, 1995. Sales and marketing expenses in the first quarter of 1996 decreased by 43.6% ($213,400) compared to the first quarter of 1995. Contributing to the overall decrease in sales and marketing expenses were decreases in compensation and fringe benefits expenses ($86,100) and travel and entertainment expenses ($72,500) resulting from a reduction in the number of marketing personnel between the quarterly periods ended March 31, 1995 and March 31, 1996. Additionally, the decrease in revenue for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995 resulted in a decrease in sales commissions expense of approximately $51,000. Sales and marketing expenses include the costs of distribution, sales commissions, product marketing, and account management.

     Research and development expenses decreased by 4.1% ($10,500) for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995. Decreases in compensation and fringe benefits expenses ($14,900), the result of a reduction in the number of research and development personnel, and occupancy expense allocations ($5,700) were offset by increases in miscellaneous tools and supplies expenses ($8,200).

     General and administrative expenses remained constant for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995. Increases in general and administrative expenses between the first quarter of 1995 and the first quarter of 1996 were experienced in compensation and fringe benefits expenses ($14,400) and recruiting expense ($8,000) resulting from converting an outside accounting contractor to an employee hire, dues and subscriptions ($4,500), and expenses relating to trade show attendance ($7,700). These increases were offset by decreases in travel and entertainment expenses ($6,300) and legal and audit expenses ($15,000) in addition to a tax adjustment in the first quarter of 1995 totaling $12,500. General and administrative expenses include the costs of the finance, human resources, and administration functions of the Company.

     Interest income remained relatively constant for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995 due to similar amounts of funds available for investment throughout both quarterly periods.

Liquidity and Capital Resources
- -------------------------------

     Working capital at March 31, 1996 was $898,351 compared to $1,000,141 at December 31, 1995. The decrease in working capital was primarily due to decreases in accounts receivable ($166,333) and inventory ($43,965) balances and an increase in deferred revenue ($338,473) on hardware and software maintenance contracts. These changes were offset by an increase in cash totaling $351,850 and decreases in accounts payable and accrued expenses ($85,731).

     In June 1993, the Company received a commitment for a bank-financed credit line for working capital purposes. The loan agreement for the credit line was executed in September 1993. On March 21, 1996, the Company received a commitment from its bank for the renewal of the credit line through January 5, 1997. Maximum available borrowings under the line are the lesser of $400,000 or certain levels of eligible accounts receivable and are subject to monthly and quarterly financial performance covenants. Borrowings bear interest at a rate per annum equal to the Prime Rate (8.25% at May 7, 1996) plus 4% and are secured by the Company's assets. At March 31, 1996, there were no borrowings outstanding under the credit line nor have there been any borrowings through May 7, 1996. Borrowing availability under the credit line was $400,000 at March 31, 1996.

     Management believes that sources of liquidity for future needs can be generated from existing cash balances, cash generated from operations and borrowings available to the Company under its bank-financed working capital line of credit.

Certain Factors Which May Affect Future Results
- -----------------------------------------------

     The Company does not provide forecasts of the future performance of the Company. The forward-looking statements in this Form 10-Q are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future differ materially from those contained in the forward-looking statements contained herein. The Company's future results remain difficult to predict and depend on factors including, without limitation, fluctuations in quarterly results, dependence on large customers, dependence on principal products, dependence on third parties for hardware and equipment, rapid technological changes, potential for new product delays and defects, and fluctuations in economic and market conditions. Because of these and other factors, past financial performance should not be considered an indication of future performance.


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

Item 2.       Changes in Securities.
              ----------------------
              Not applicable.

Item 3.       Defaults upon Senior Securities.
              --------------------------------
              Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ----------------------------------------------------
              There were no matters submitted to a vote of the security holders in the quarter ended March 31, 1996.

Item 5.       Other Information.
              ------------------
              Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.
              ---------------------------------
              (a) Exhibits.
                  ---------
                    None.

              (b) Reports on Form 8-K.
                  --------------------
                    None.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  NATIONAL TRANSACTION NETWORK, INC.





DATE:  May 7, 1996                By:    /s/  Paul A. Siegenthaler
                                     -----------------------------
                                     Paul A. Siegenthaler, Chief Executive
                                     Officer and President






DATE:  May 7, 1996                By:    /s/  Milton A. Alpern
                                     -------------------------
                                     Milton A. Alpern, Vice President of Finance
                                     and Administration (Principal Financial and
                                     Accounting Officer)

