Form 10-Q/A
period 1996-03-31
NATIONAL TRANSACTION NETWORK INC
filed 1996-07-02
CIK 315999

Amendment No. 1

                                       to


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

Item 5.       Other Information.
              ------------------
              Not applicable.


Item 6.       Exhibits and Reports on Form 8-K.
              ---------------------------------
              (a) Exhibits.
                  ---------
                    Exhibit 27               Financial Data Schedule


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

