Form 10-Q
period 1996-06-30
NATIONAL TRANSACTION NETWORK INC
filed 1996-08-13
CIK 315999

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                            Yes    X       No
                                  ---           ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.15 par value per share, outstanding as of August 1, 1996: 3,248,606 shares.






                       NATIONAL TRANSACTION NETWORK, INC.



                                                                                                   PAGE
                                                                                                   ----

PART I     FINANCIAL INFORMATION
     Item 1    Financial Statements

                  Balance Sheets
                         June 30, 1996 and December 31, 1995                                         3

                  Statements of Operations
                         Three months ended June 30, 1996 and 1995                                   5
                         Six months ended June 30, 1996 and 1995                                     6

                  Statements of Cash Flows
                         Six months ended June 30, 1996 and 1995                                     7

                  Notes to Financial Statements                                                      8

     Item 2    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                               10


PART II    OTHER INFORMATION                                                                        12


SIGNATURES                                                                                          14


                          PART I - FINANCIAL STATEMENTS


ITEM I. FINANCIAL STATEMENTS
- ----------------------------

                       NATIONAL TRANSACTION NETWORK, INC.
                                 BALANCE SHEETS


                                                           ASSETS
                                                    ----------------------

                                                                           (Unaudited)
                                                                             June 30,             December 31,
                                                                               1996                   1995
                                                                               ----                   ----
            CURRENT ASSETS:
               Cash and equivalents                                           $693,508               $407,257
               Accounts receivable
               (Net of allowance for doubtful accounts
                of $100,000 at June 30, 1996
                and December 31, 1995)                                         896,485              1,384,222
               Inventory                                                       324,341                274,159
               Prepaid expenses                                                 53,316                 26,847
                                                                                ------                 ------
                 TOTAL CURRENT ASSETS                                        1,967,650              2,092,485
                                                                             ---------              ---------

            PROPERTY AND EQUIPMENT                                             761,939                709,139
               Less accumulated depreciation
                and amortization                                              (513,341)              (460,605)
                                                                              --------               --------
                 PROPERTY AND
                 EQUIPMENT - NET                                               248,598                248,534
                                                                               -------                -------
            OTHER ASSETS:
               Deposits                                                          4,959                  3,679
                                                                                 -----                  -----
                 TOTAL OTHER ASSETS                                              4,959                  3,679
                                                                                 -----                  -----
                                TOTAL                                       $2,221,207             $2,344,698
                                                                            ==========             ==========





            See Notes to Financial Statements.


                       NATIONAL TRANSACTION NETWORK, INC.
                                 BALANCE SHEETS


                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------

                                                                            (Unaudited)
                                                                              June 30,             December 31,
                                                                                1996                   1995
                                                                                ----                   ----
            CURRENT LIABILITIES:
               Accounts payable                                               $400,653               $661,742
               Accrued liabilities                                             335,737                387,634
               Deferred revenue                                                362,756                 42,968
                                                                               -------                 ------
                 TOTAL CURRENT LIABILITIES                                   1,099,146              1,092,344
                                                                             ---------              ---------


            LONG-TERM LIABILITIES:
               Deferred revenue                                                    227                  3,109
                                                                                   ---                  -----
                 TOTAL LONG-TERM LIABILITIES                                       227                  3,109
                                                                                   ---                  -----

            STOCKHOLDERS' EQUITY:
               Preferred stock, $.10 par value;
                authorized, 5,000,000 shares;
                none outstanding
               Common  stock,  $.15 par  value;
                authorized,  6,666,667  shares;
                issued and outstanding, 3,248,606
                shares at June 30, 1996 and
                December 31, 1995                                              487,291                487,291
               Additional paid-in capital                                   12,589,255             12,589,255
               Deficit                                                     (11,954,712)           (11,827,301)
                                                                           -----------            -----------
                 TOTAL STOCKHOLDERS'
                    EQUITY                                                   1,121,834              1,249,245
                                                                             ---------              ---------
                              TOTAL                                         $2,221,207             $2,344,698
                                                                            ==========             ==========




            See Notes to Financial Statements.


                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                    Three Months Ended
                                                                                          June 30,
                                                                            ---------------------------------
                                                                               1996                   1995
                                                                               ----                   ----
        REVENUE                                                             $1,159,209             $2,433,326
                                                                            ----------             ----------
        COST AND EXPENSES:
           Cost of revenue                                                     487,942              1,418,258
           Sales and marketing                                                 292,457                495,992
           Research and development                                            236,019                232,069
           General and administrative                                          200,168                177,981
                                                                               -------                -------
             Total                                                           1,216,586              2,324,300
                                                                             ---------              ---------
        INCOME (LOSS) FROM OPERATIONS                                          (57,377)               109,026
                                                                               -------                -------
        OTHER INCOME:
           Interest income                                                       6,052                  5,520
                                                                                 -----                  -----
             Total                                                               6,052                  5,520
                                                                                 -----                  -----
               NET INCOME (LOSS)                                              ($51,325)              $114,546
                                                                              ========               ========


        NET INCOME (LOSS) PER COMMON SHARE                                      ($0.02)                 $0.04
                                                                                ======                  =====


        WEIGHTED AVERAGE NUMBER OF
         COMMON SHARES OUTSTANDING                                           3,248,606              3,248,606
                                                                             =========              =========


        See Notes to Financial Statements.


                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                   Six Months Ended
                                                                                        June 30,
                                                                            ---------------------------------
                                                                               1996                   1995
                                                                               ----                   ----
        REVENUE                                                             $2,527,331             $4,806,683
                                                                            ----------             ----------
        COST AND EXPENSES:
           Cost of revenue                                                   1,208,136              2,829,884
           Sales and marketing                                                 568,941                985,827
           Research and development                                            480,641                487,180
           General and administrative                                          406,186                382,833
                                                                               -------                -------
             Total                                                           2,663,904              4,685,724
                                                                             ---------              ---------
        INCOME (LOSS) FROM OPERATIONS                                         (136,573)               120,959
                                                                              --------                -------
        OTHER INCOME:
           Interest income                                                       9,162                  8,695
                                                                                 -----                  -----
             Total                                                               9,162                  8,695
                                                                                 -----                  -----
               NET INCOME (LOSS)                                             ($127,411)              $129,654
                                                                             =========               ========


        NET INCOME (LOSS) PER COMMON SHARE                                      ($0.04)                 $0.04
                                                                                ======                  =====



        WEIGHTED AVERAGE NUMBER OF
         COMMON SHARES OUTSTANDING                                           3,248,606              3,248,606
                                                                             =========              =========


        See Notes to Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                  ----------------------------------
                                                                                      1996                    1995
                                                                                      ----                    ----
         Cash Flows From Operating Activities:
         Net income (loss)                                                         ($127,411)               $129,654
                                                                                   ---------                --------
         Adjustments  to  reconcile  net income  (loss) to
           net cash  provided by (used for) operating activities:
         Depreciation and amortization                                                52,736                  62,607
         Increase (decrease) in cash from:
            Accounts receivable                                                      487,737                (486,172)
            Inventory                                                                (50,182)                834,417
            Prepaid expenses                                                         (26,469)                 36,796
            Deposits                                                                  (1,280)                      0
            Accounts payable to stockholder                                                0                (162,670)
            Accounts payable and accrued
              liabilities                                                           (312,986)               (158,226)
            Deferred revenue                                                         316,906                 136,410
                                                                                     -------                 -------
         Total adjustments                                                           466,462                 263,162
                                                                                     -------                 -------
         Net cash provided by (used for) operating activities                        339,051                 392,816
                                                                                     -------                 -------
         Cash Flows Used In Investing Activities:
            Purchases of property and equipment                                      (52,800)                (11,459)
                                                                                     -------                 -------
         Net cash used for investing activities                                      (52,800)                (11,459)

         Net increase (decrease) in cash and
            equivalents                                                              286,251                 381,357
                                                                                     -------                 -------
         Cash and Equivalents, Beginning of Period                                   407,257                  74,032
                                                                                     -------                  ------
         Cash and Equivalents, End of Period                                        $693,508                $455,389
                                                                                    ========                ========




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

3. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

4. On March 21, 1996, the Company received a commitment from its bank for the renewal of its working capital line of credit through January 5, 1997. Maximum available borrowings under the line are the lesser of $400,000 or certain levels of eligible accounts receivable and are subject to monthly and quarterly financial performance covenants. Borrowings bear interest at a rate per annum equal to the Prime Rate (8.25% at August 1, 1996) plus 4% and are secured by the Company's assets. At June 30, 1996, there were no borrowings outstanding under the credit line nor have there been any borrowings through August 1, 1996. Borrowing availability under the credit line was $312,890 at June 30, 1996.

5. The Company accounts for Research and Development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." For the six-months ended June 30, 1996, there were no costs incurred that required capitalization.




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

         Also, effective January 1, 1996, the Company adopted Statement of Financial Standards (SFAS) No. 121, " Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or the fair value less the cost to sell. The adoption of SFAS No. 121 did not have a material effect on the Company's financial position or results of operations for the quarter ended June 30, 1996.




ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
              -------------------------------------------------

RESULTS OF OPERATIONS
- ---------------------

     Revenue for the quarter ended June 30, 1996 decreased by 52.4% to $1,159,209 compared to $2,433,326 for the quarter ended June 30, 1995. The decrease in revenue was primarily due to the Company's inability to generate a significant number of qualified sales opportunities in the increasingly saturated supermarket market segment as well as delays in generating qualified sales leads in the general retail market segment. The lead generation problem in the general retail area is the result of the slow acceptance of debit card payments in these other market segments despite the widespread acceptance of these cards in the supermarket industry. Consequently, the Company has had difficulty finding sales opportunities in new market segments to replace the saturated supermarket industry segment. Uncertainties with respect to future orders from existing or potential customers could have a material impact on net sales or earnings in the future.

     Gross margins as a percent of revenue were 57.9% for the quarter ended June 30, 1996 compared to 41.7% for the quarter ended June 30, 1995. The increase in gross margin percentages between the two quarterly periods was due to higher margin software and professional services revenue comprising a larger percentage of total revenue for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995.

     Total operating expenses for the quarter ended June 30, 1996 decreased by 24.3% compared to the quarter ended June 30, 1995. Sales and marketing expenses in the second quarter of 1996 decreased by 41.0% ($203,500) compared to the second quarter of 1995. A significant portion of the decrease in sales and marketing expenses ($110,200) was due to lower compensation and fringe benefits expenses resulting from a reduction in the number of sales and marketing personnel between the two quarterly periods. In addition, the decrease in revenue for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995, coupled with changes in the Company's sales compensation plan, resulted in a decrease in sales commissions expense of approximately $63,200. Lastly, decreases in travel and entertainment expenses ($40,100) and trade show expenses ($8,700) were partially offset by increases in recruiting expense ($10,800) and outside consulting expenses ($14,700). Sales and marketing expenses include the costs of distribution, sales commissions, product marketing, and account management.

     Research and development expenses remained relatively constant for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995.

     General and administrative expenses increased by 12.5% ($22,200) for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995. Increases in compensation expense ($10,500) and outside services expense ($12,200) were partially offset by a decrease in legal and audit expenses ($2,000). General and administrative expenses include the costs of the finance, human resources, and administration functions of the Company.

     Interest income increased to $6,052 for the quarter ended June 30, 1996 compared to $5,520 for the quarter ended June 30, 1995 due to an increase in the amount of funds available for investment throughout the second quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     Working capital at June 30, 1996 was $868,504 compared to $1,000,141 at December 31, 1995. The decrease in working capital was primarily due to a decrease in accounts receivable balances ($487,737) coupled with an increase in deferred revenue on hardware and software maintenance contracts ($316,906). These changes were offset by increases in cash ($286,251), inventory ($50,182), and prepaid expenses ($26,469) and a decrease in accounts payable and accrued liabilities ($312,986).

     On March 21, 1996, the Company received a commitment from its bank for the renewal of its working capital line of credit through January 5, 1997. Maximum available borrowings under the line are the lesser of $400,000 or certain levels of eligible accounts receivable and are subject to monthly and quarterly financial performance covenants. Borrowings bear interest at a rate per annum equal to the Prime Rate (8.25% at August 1, 1996) plus 4% and are secured by the Company's assets. At June 30, 1996, there were no borrowings outstanding under the credit line nor have there been any borrowings through August 1, 1996. Borrowing availability under the credit line was $312,890 at June 30, 1996.

     Management believes that sources of liquidity for future needs can be generated from existing cash balances, cash generated from operations and borrowings available to the Company under its bank-financed working capital line of credit.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS
- -----------------------------------------------

     The Company does not provide forecasts of the future performance of the Company. The forward-looking statements in the Form 10-Q are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operation and financial condition have varied and may in the future differ materially from those contained in the forward-looking statements contained herein. The Company's future results remain difficult to predict and depend on factors including, without limitation, fluctuations in quarterly results, dependence on large customers, dependence on principal products, dependence on third parties for hardware and equipment, rapid technological changes, potential for new product delays and defects, and fluctuations in economic and market conditions. Because of these and other factors, past financial performance should not be considered an indication of future performance.


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

Item 4.       Submission of Matters to a Vote of Security Holders.
              ----------------------------------------------------

              (a) The Company held its annual meeting of stockholders on June 7, 1996. The number of shares issued, outstanding and eligible to vote as of the record date of April 12, 1996 was 3,248,606. For quorum, 2,871,975 shares of the eligible voting shares tabulated.

              (b) The following directors were elected at and continued in office after the meeting: Jeffrey B. Finestone, Robert D. D. Forbes, Christopher D. Illick, Brian Kouri, Paul A. Siegenthaler, and Charles R. Thompson.

              (c)  The   following   matters   were   voted  on  at  the  annual
                   stockholders meeting:

                   1. To fix the number of Directors at six (6) and to elect a Board of Directors for the ensuing year.

                      Director                                            Number of Shares
                      --------                                            ----------------
                                                                                           Withhold
                                                                    For                    Authority
                                                                    ---                    ---------
                      Jeffrey B. Finestone                       2,869,286                   2,689
                      Robert D. D. Forbes                        2,869,286                   2,689
                      Christopher D. Illick                      2,869,286                   2,689
                      Brian Kouri                                2,869,286                   2,689
                      Paul A. Siegenthaler                       2,869,286                   2,689
                      Charles R. Thompson                        2,869,286                   2,689




                   2. To ratify an amendment to the Company's 1988 Stock Plan increasing the number of shares of Common Stock available for issuance under the 1988 Stock Plan from 566,667 to 800,000 shares.

                                                                Number of Shares
                                                                ----------------

                      For                                           2,771,163
                      Against                                          74,441
                      Abstain                                          26,371

                   3.  To ratify the 1995 Director Stock Option Plan.

                                                                Number of Shares
                                                                ----------------

                      For                                           2,768,015
                      Against                                          75,266
                      Abstain                                          28,694

                   4. To ratify the selection of the firm of Deloitte & Touche as auditors of the Company for the fiscal year ending December 31, 1996.

                                                                Number of Shares
                                                                ----------------

                      For                                           2,871,660
                      Against                                              89
                      Abstain                                             226

              (d)  Not applicable.

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



                                    NATIONAL TRANSACTION NETWORK, INC.





DATE:  August 8, 1996               By:    /s/  Paul A. Siegenthaler
                                           -----------------------------
                                           Paul A. Siegenthaler, Chief Executive
                                           Officer and President






DATE:  August 8, 1996               By:    /s/  Milton A. Alpern
                                           -------------------------
                                           Milton A. Alpern,  Vice  President of
                                           Finance and Administration (Principal
                                           Financial and  Accounting Officer)


