Form 10-Q
period 1996-09-30
NATIONAL TRANSACTION NETWORK INC
filed 1996-11-14
CIK 315999

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to ___________

                         COMMISSION FILE NUMBER 0-10966

                       NATIONAL TRANSACTION NETWORK, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                         No. 75-1535237
             --------                                         --------------
 (State or other jurisdiction                                (I.R.S. Employer
 of incorporation or organization)                        Identification Number)


         9 Kane Industrial Drive
          Hudson, Massachusetts                                  01749
       ---------------------------                            ----------
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

                     Yes   [X]     No  [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.15 par value per share, outstanding as of November 12, 1996: 3,248,606 shares.






                       NATIONAL TRANSACTION NETWORK, INC.



                                                                           PAGE
                                                                           ----
PART I     FINANCIAL INFORMATION

  Item 1   Financial Statements

           Balance Sheets
                  September 30, 1996 and December 31, 1995                     3

           Statements of Operations
                  Three months ended September 30, 1996 and 1995               5
                  Nine months ended September 30, 1996 and 1995                6

           Statements of Cash Flows
                  Nine months ended September 30, 1996 and 1995                7

           Notes to Financial Statements                                       8

  Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                10


PART II    OTHER INFORMATION                                                  14

SIGNATURES                                                                    16


                          PART I - FINANCIAL STATEMENTS


ITEM I. FINANCIAL STATEMENTS
----------------------------

                       NATIONAL TRANSACTION NETWORK, INC.
                                 BALANCE SHEETS


                                     ASSETS
                             ----------------------

                                                                    (Unaudited)
                                                                   September 30,          December 31,
                                                                       1996                   1995
                                                                   ------------           ------------
  CURRENT ASSETS:
     Cash and equivalents                                            $667,975               $407,257
     Accounts receivable
     (Net of allowance for doubtful accounts
      of $100,000 at September 30, 1996
      and December 31, 1995)                                          703,725              1,384,222
     Inventory                                                        248,829                274,159
     Prepaid expenses                                                  40,001                 26,847
                                                                   ----------              ---------
       TOTAL CURRENT ASSETS                                         1,660,530              2,092,485
                                                                   ----------              ---------

  PROPERTY AND EQUIPMENT                                              782,536                709,139
     Less accumulated depreciation
      and amortization                                               (538,439)              (460,605)
                                                                   ----------              ---------
       PROPERTY AND
       EQUIPMENT - NET                                                244,097                248,534
                                                                   ----------              ---------
  OTHER ASSETS:
     Deposits                                                           4,959                  3,679
                                                                   ----------              ---------
       TOTAL OTHER ASSETS                                               4,959                  3,679
                                                                   ----------              ---------
                      TOTAL                                        $1,909,586             $2,344,698
                                                                   ==========             ==========


See Notes to Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                                 BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                 ----------------------------------------------



                                                                              (Unaudited)
                                                                              September 30,         December 31,
                                                                                  1996                  1995
                                                                              -------------         ------------

  CURRENT LIABILITIES:
     Accounts payable                                                           $457,509                $661,742
     Accounts payable to stockholder                                              38,119                       0
     Accrued liabilities                                                         428,914                 387,634
     Deferred revenue                                                            202,198                  42,968
                                                                              ----------               ---------
       TOTAL CURRENT LIABILITIES                                               1,126,740               1,092,344
                                                                              ----------               ---------

  LONG-TERM LIABILITIES:
     Deferred revenue                                                                227                   3,109
                                                                              ----------               ---------
       TOTAL LONG-TERM LIABILITIES                                                   227                   3,109
                                                                              ----------               ---------

  STOCKHOLDERS' EQUITY:
     Preferred stock, $.10 par value;
      authorized, 5,000,000 shares;
      none outstanding
     Common stock,  $.15 par value;  authorized,  6,666,667 shares;
      issued and  outstanding,  3,248,606  shares at September  30,
      1996 and
      December 31, 1995                                                          487,291                 487,291
     Additional paid-in capital                                               12,589,255              12,589,255
     Deficit                                                                 (12,293,927)            (11,827,301)
                                                                              ----------               ---------
       TOTAL STOCKHOLDERS'
          EQUITY                                                                 782,619               1,249,245
                                                                              ----------               ---------
                    TOTAL                                                     $1,909,586              $2,344,698
                                                                              ==========               =========



See Notes to Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                            Three Months Ended
                                                               September 30,
                                                       -----------------------------
                                                          1996               1995
                                                       ----------        -----------
REVENUE                                               $ 1,130,596        $ 1,284,281
                                                      -----------        -----------
COST AND EXPENSES
   Cost of revenue                                        601,603            718,600
   Sales and marketing                                    297,681            432,602
   Research and development                               207,315            234,415
   General and administrative                             370,418            178,710
                                                      -----------        -----------
     Total                                              1,477,017          1,564,327
                                                      -----------        -----------
LOSS FROM OPERATIONS                                     (346,421)          (280,046)
                                                      -----------        -----------
OTHER INCOME
   Interest income                                          7,206              4,354
                                                      -----------        -----------
     Total                                                  7,206              4,354
                                                      -----------        -----------
       NET LOSS                                         ($339,215)         ($275,692)
                                                      ===========        ===========

NET LOSS  PER COMMON SHARE                                 ($0.10)            ($0.08)
                                                      ===========        ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                              3,248,606          3,248,606
                                                      ===========        ===========


 See Notes to Financial Statements.


                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                        Nine Months Ended
                                                           September 30,
                                                ---------------------------------
                                                   1996                    1995
                                                -----------             ----------
 REVENUE                                         $3,657,927             $6,090,964
                                                 ----------             ----------
 COST AND EXPENSES
    Cost of revenue                               1,809,739              3,548,485
    Sales and marketing                             866,623              1,418,429
    Research and development                        687,956                721,596
    General and administrative                      776,603                561,542
                                                 ----------             ----------
      Total                                       4,140,921              6,250,052
                                                 ----------             ----------
 LOSS FROM OPERATIONS                              (482,994)              (159,088)
                                                 ----------             ----------
 OTHER INCOME
    Interest income                                  16,368                 13,050
                                                 ----------             ----------
      Total                                          16,368                 13,050
                                                 ----------             ----------
        NET LOSS                                  ($466,626)             ($146,038)
                                                 ==========             ==========

 NET LOSS PER COMMON SHARE                           ($0.14)                ($0.04)
                                                 ==========             ==========

 WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                       3,248,606              3,248,606
                                                 ==========             ==========


 See Notes to Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                   Nine Months Ended
                                                                     September 30,
                                                               --------------------------
                                                                 1996             1995
                                                               --------         ---------
 Cash Flows From Operating Activities:
 Net loss                                                     ($466,626)       ($146,038)
                                                               ---------        ---------
 Adjustments to  reconcile  net loss to
   net cash  provided by operating activities:
 Depreciation and amortization                                   77,834           90,406
 Increase (decrease) in cash from:
    Accounts receivable                                         680,497           10,067
    Inventory                                                    25,330          643,023
    Prepaid expenses                                            (13,154)          43,579
    Deposits                                                     (1,280)               0
    Accounts payable to stockholder                              38,119         (162,670)
    Accounts payable and accrued
      liabilities                                              (162,953)        (163,669)
    Deferred revenue                                            156,348           45,077
                                                               ---------        ---------
 Total adjustments                                              800,741          505,813
                                                               ---------        ---------
 Net cash provided by operating activities                      334,115          359,775
                                                               ---------        ---------
 Cash Flows Used In Investing Activities:
    Purchases of property and equipment                         (73,397)         (18,443)
                                                               ---------        ---------
 Net cash used for investing activities                         (73,397)         (18,443)
                                                               ---------        ---------
 Net increase (decrease) in cash and
    equivalents                                                 260,718          341,332

 Cash and Equivalents, Beginning of Period                      407,257           74,032
                                                               ---------        ---------
 Cash and Equivalents, End of Period                           $667,975         $415,364
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

3. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

4. On March 21, 1996, the Company received a commitment from its bank for the renewal of its working capital line of credit through January 5, 1997. Maximum available borrowings under the line are the lesser of $400,000 or certain levels of eligible accounts receivable and are subject to monthly and quarterly financial performance covenants. Borrowings bear interest at a rate per annum equal to the Prime Rate (8.25% at November 12, 1996) plus 4% and are secured by the Company's assets. At September 30, 1996, there were no borrowings outstanding under the credit line nor have there been any borrowings through November 12, 1996. Borrowing availability under the credit line was $204,236 at September 30, 1996.

5. The Company accounts for Research and Development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." It is the Company's policy to capitalize costs relating to the development of its products until such time when products are available for general release to customers, provided that the recoverability of such costs is reasonably assured through expected sales revenue less related selling expenses. For the quarter ended September 30, 1996, there were no costs incurred that required capitalization. Upon availability of products for general release to customers, any related capitalized development costs are amortized over a suitable period based on the products' estimated economic life.


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

          Also, effective January 1, 1996, the Company adopted Statement of Financial Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or the fair value less the cost to sell. The adoption of SFAS No. 121 did not have a material effect on the Company's financial position or results of operations for the quarter ended September 30, 1996.

7. On September 13, 1996, International Verifact Inc. ("IVI") acquired beneficial ownership of approximately 84% of the outstanding common stock, $.15 par value ("the Common Stock") of the Company. IVI acquired such beneficial ownership by purchasing all of the outstanding shares of Common Stock held by BCE Investments (Canada) Inc. and Nelson Doubleday. The aggregate amount of consideration paid by IVI for such shares was approximately $1,254,000. The source of such consideration was IVI's issue from treasury of such number of previously unissued IVI common shares having an aggregated market value of approximately $1,254,000.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenue for the quarter ended September 30, 1996 decreased by 12.0% to $1,130,596 compared to the quarter ended September 30, 1995. For the nine month period ended September 30, 1996, revenue decreased by 39.9% from the same period in the prior year. The decreases in revenue were primarily due to the Company's inability to generate a sufficient number of qualified sales opportunities in the increasing saturated supermarket market segment. In addition, there continues to be delays in the generation of qualified sales leads in the general retail market as a result of the slow acceptance of debit card payments in these other market segments despite the widespread acceptance of these cards in the supermarket industry. For the quarter ended September 30, 1996, these decreases were partially offset by a significant customer's decision to upgrade a large number of systems in several divisions. The revenue from this customer accounted for approximately $610,000 (54% of the Company's total revenue) for the quarter ended September 30, 1996 compared to approximately 23% of total revenue for the same period in 1995. Uncertainties with respect to future orders from existing or potential customers could have a material impact on net sales or earning in the future.

         Gross margins as a percent of revenue increased to 46.8% for the quarter ended September 30, 1996 compared to 44.0% for the quarter ended September 30, 1995. For the nine months ended September 30, 1996, gross margins increased to 50.5% compared to 41.7% for the nine months ended September 30, 1995. The increases in both periods were due primarily to higher margin software and services revenue comprising a larger percentage of total revenue for the quarter and nine months ended September 30, 1996 as compared to the same periods in 1995.

         Total operating expenses for the quarter ended September 30, 1996 increased by 3.5% compared to the quarter ended September 30, 1995. For the nine months ended September 30, 1996, total operating expenses decreased by 13.7% compared to the nine months ended September 30, 1995. Sales and marketing expenses decreased by 31.2% ($134,900) for the quarter ended September 30, 1996. Lower compensation and benefits expenses ($108,000), lower telephone and utilities expenses ($9,500), and lower travel and entertainment expenses ($47,000) during the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995 reflect a reduction in marketing and sales personnel between the two quarterly periods. Additionally, the decrease in revenue for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995 resulted in a decrease in sales commission expense of approximately $22,000. These decreases were partially offset by increases in trade show expenses related to increased trade show participation ($24,000) and consulting expenses ($30,000) related to providing transaction processing services for certain specialized proprietary transactions of one customer. For the nine month period ended September 30, 1996, sales and marketing expenses decreased by 38.9% ($551,800) compared to the same period in 1995. Decreases in compensation and benefits expense ($304,700), travel and entertainment expense ($160,000), and sales commission expense ($137,000) were partially offset by an increase in outside consultant/services expense ($45,000) due primarily to the same factors as discussed above.

         Research and development expenses decreased by 11.6% ($27,000) and 4.7% ($33,600) respectively, for the quarter and nine months ended September 30, 1996 compared to the quarter and nine months ended September 30, 1995. These decreases were primarily due to a reduction in the level of utilization of outside contract programming resources required for the development of the Company's products on new payment terminal platforms.

         General and administrative expenses increased by 107.3% ($191,700) and 38.3% ($215,100) respectively, for the quarter and nine months ended September 30, 1996 compared to the quarter and nine months ended September 30, 1995. These increases were primarily due to the accrual of severance expenses associated with the termination of the Company's former president and recruiting and relocation expenses related to the hiring of a new General Manager for the Company. The accrual of these expenses, totaling approximately $170,000, resulted from the acquisition of approximately 84% of the Company's outstanding common stock by International Verifact Inc. (see discussion below).
Additionally,  the  Company  accrued  certain  expenses  totaling  approximately
$25,000 during the quarter ended September 30, 1996 related to the planned relocation of its headquarters to a new facility in the local area.

         Interest income increased by 65.5% ($2,900) and 25.4% ($3,300) respectively, for the quarter and nine months ended September 30, 1996 compared to quarter and nine months ended September 30, 1995 due to a increase in the amount of funds available for investment throughout these periods.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at September 30, 1996 was $533,790 compared to $1,000,141 at December 31, 1995. Decreases in inventory ($25,330) and accounts receivable ($680,497) coupled with an increase in deferred revenue on hardware and software maintenance contracts ($156,348) were partially offset by increases in cash ($260,718) and prepaid expenses ($13,154) as well as a decrease in accounts payable and accrued liabilities ($162,953). Net cash used in investing activities between December 31, 1995 and September 30, 1996 totaled approximately $73,400 and related to capital equipment purchases, principally for computer, test, and sales demonstration equipment.

         In March 1996, the Company received a commitment from its bank for the renewal of its working capital line of credit through January 5, 1997. Maximum available borrowings under the line are the lesser of $400,000 or certain levels of eligible accounts receivable and are subject to monthly and quarterly financial performance covenants.


Borrowings on the credit line bear interest at a rate per annum equal to the Prime Rate (8.25% at November 12, 1996) plus 4% and are secured by the Company's assets. At September 30, 1996, there were no borrowings outstanding under the credit line nor have there been any borrowings through November 12, 1996. Borrowing availability under the line of credit was $204,236 at September 30, 1996.

         Management believes that sources of liquidity for future needs can be generated from existing cash balances, cash generated from operations and borrowings available to the Company under its bank-financed working capital line of credit.

ACQUISITION OF COMPANY'S COMMON STOCK

         On September 13, 1996, International Verifact Inc. ("IVI"), a Canadian-based company, acquired beneficial ownership of approximately 84% of the outstanding common stock, $.15 par value (the "Common Stock"), of the Company. IVI acquired such beneficial ownership by purchasing all of the outstanding shares of Common Stock held by BCE Investments (Canada) Inc. and Nelson Doubleday. The aggregate amount of consideration paid by IVI for such shares was approximately $1,254,000. The source of such consideration was IVI's issue from treasury of such number of previously unissued IVI common shares having an aggregated market value of approximately $1,254,000.

         IVI is engaged in the design, development, and sale of electronic payment solutions for retailers, financial institutions, governments, and other businesses in the United States and internationally. IVI's hardware and software products include point of sale debit/credit/EFT/EBT terminals, check readers, smart card readers, check encoders, and secure PIN (personal identification number) entry devices.

         The impact of the IVI transaction on the Company's business is yet uncertain in areas including the Company's ability to successfully incorporate and market IVI's products with its own or expand the Company's customer base, and the ability of the Company to maintain existing vendor and reseller relationships with other providers of electronic payment system products and solutions.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

         The Company does not provide forecasts of the future performance of the Company. The forward looking statements in the Form 10-Q are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operation and financial condition have varied and may in the future differ materially from those contained in the forward-looking statements contained herein. The Company's future results remain difficult to predict and depend on factors including, without limitation, the successful integration of the Company and IVI, the ability to successfully market and distribute IVI products, market acceptance of existing and new products of both companies, fluctuations in quarterly results, dependence on large customers, dependence on principle products, dependence on third parties for hardware and equipment, rapid technological changes, potential for new product delays and defects, and fluctuations in economic and market conditions. Because of these and other factors, past financial performance should not be considered an indication of future performance.






PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

              The Company has no material legal proceedings at this time.

Item 2.       Changes in Securities.

              Not applicable.

Item 3.       Defaults upon Senior Securities.

              Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

              There were no matters submitted to a vote of the security holders in the quarter ended September 30, 1996.

Item 5.       Other Information.

              Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.

              (a) Exhibits.

                    27 - Financial Data Schedule.

              (b) Reports on Form 8-K.

                    A report on Form 8-K was filed on September 13, 1996 and is incorporated herein by reference. The contents of the report are summarized below:

                    On September 13, 1996, International Verifact Inc. ("IVI") acquired beneficial ownership of approximately 84% of the outstanding common stock, $.15 par value (the "Common
                    Stock") of the Company. IVI acquired such beneficial ownership by purchasing all of the outstanding shares of Common Stock held by BCE Investments (Canada) Inc. and Nelson Doubleday. The aggregate amount of consideration paid by IVI for such shares was approximately $1,254,000. The source of such consideration was IVI's issue from treasury of such number of previously unissued IVI common shares having an aggregated market value of approximately $1,254,000.


                    In connection with the sale of the Company's Common Stock, Nelson Doubleday and BCE Investments (Canada) Inc. agreed to cause such of Company's directors to resign as IVI specified. On September 13, 1996, (i) the following directors resigned: Jeffrey Finestone; Robert Forbes; Christopher Illick; Brian Kouri; Paul Siegenthaler; and Charles Thompson and (ii) IVI executed a Written Consent of Holder of Common Stock pursuant to Delaware law electing George Whitton, L. Barry Thomson, and Kenneth Kubler as directors to serve until the next annual meeting of stockholders.







                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NATIONAL TRANSACTION NETWORK, INC.





DATE:  November 12, 1996        By:    /s/  L. Barry Thomson
                                   -------------------------
                                       L. Barry Thomson, Chief Executive
                                       Officer and President






DATE:  November 12, 1996        By:    /s/  Milton A. Alpern
                                 ----------------------------
                                    Milton A. Alpern, Vice President of Finance
                                    and Administration (Principal Financial and
                                    Accounting Officer)




