Form 10-K
period 1996-12-31
NATIONAL TRANSACTION NETWORK INC
filed 1997-03-27
CIK 315999

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
      (Mark One)
        | X |   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
        |   |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                FOR THE TRANSITION PERIOD FROM ________TO _______

                                -----------------

                           COMMISSION FILE NO. 0-10966

                       NATIONAL TRANSACTION NETWORK, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                              75-1535237
         --------                                              ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

117 Flanders Road
Westborough, Massachusetts                                        01581
--------------------------                                        -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (508) 870-3200

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

                                                   Yes_X_ No___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1997: $163,177, based on the average low bid and high asked prices on the over-the-counter market as reported on that date.

         Number of shares outstanding of registrant's common stock, $.15 par value, as of March 20, 1997: 3,248,606.

                    Documents are incorporated by reference:
             Portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.









                                     PART I

ITEM 1. BUSINESS.

The Company and its Markets
---------------------------

         National Transaction Network, Inc., a Delaware corporation ("NTN" or the "Company"), is engaged in designing, developing, integrating, marketing, and maintaining electronic payment systems for use in retail applications. NTN software products are used to perform some or all of the tasks involved in electronic payment transactions, including the collection of payment-related data at the point of sale; the secure transmission of this data to a processing computer; the authorization of the transaction; the collection of the completed transactions; and the processing of these transactions for accountability, funds management, and reporting reasons. NTN also provides support services relating to the deployment and on-going operation of these systems.

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

         On September 13, 1996, International Verifact Inc. ("IVI"), a Toronto, Ontario, Canada-based company, acquired beneficial ownership of approximately 84% of the outstanding common stock, $.15 par value, of the Company in a private transaction. IVI acquired such shares in exchange for IVI common shares having an aggregated market value of approximately $1,254,000. Due to the percentage ownership of NTN acquired as a result of this transaction, NTN has become a subsidiary of IVI and the financial position and results of operations of NTN are included in IVI's consolidated financial position and results of operations from the date of acquisition. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Electronic Payment Systems
--------------------------

         Electronic Payment Systems ("EPS") automate the acceptance of non-cash payment media at a retail location. This automation process speeds customer service, reduces retail operating expenses and attracts new customers by allowing new forms of payment to be accepted. Automation reduces fraud and eliminates many of the paper documents traditionally associated with non-cash payments. Common types of payment media automated by EPS include:

* Electronic Funds Transfer ("EFT") using consumer ATM access (debit) cards. EFT transactions result in the nearly immediate transfer of funds from the consumer's bank account to the merchant's bank account in exchange for merchandise and cash. On-line EFT requires the secure transmission of the consumer's Personal Identification Number ("PIN") for verification at the financial institution, as well as capture and transmission of the transactional data.

* Credit Cards. This includes bank issued cards (MasterCard, Visa), travel and entertainment cards (American Express, Diner's Club) and retailer issued cards (Sears, Discover, J.C. Penney, etc.). Credit card transactions are authorized and electronically captured, resulting in faster service and lower operating costs.

* Checks. Payments by check may be automated to verify the consumer's past check payment history and assure that no returned check items are outstanding. Often, customer identification is based on a valid driver's license or a retailer issued check cashing card.

* Electronic checks using the Automated Clearing House ("ACH"). This consumer payment option replaces a paper check with an electronic item submitted to the ACH for settlement between financial institutions. EPS identify the consumer, capture the data and eliminate the need for the traditional paper check.

* Electronic Government Benefits Transfer ("EBT"). EBT replaces labor intensive paper food stamps and other forms of government benefits with electronic transactions. These programs are in pilot tests or roll-out in several states. The government expects to measure results based on reduced administrative expenses and reduced fraud.

* Retailer-issued Gift Certificates. Traditionally, gift certificates have been treated as manually processed, paper-based transactions. Due to renewed emphasis on increased speed of acceptance, detailed management reporting, and fraud protection, retailers are using EPS to automate this process by converting to plastic card-based programs.

* Frequent Shopper Transactions. Retailers are rewarding their best customers and incenting these and other customers to exhibit chain loyalty through frequent shopper and targeted marketing programs. EPS are being used to collect the customer history and to evaluate the effect of certain promotions on the recipients of these promotions.

Product Strategy
----------------

         NTN seeks to identify specific niches in the retail industry and to design complete electronic payment systems to meet the needs of its targeted markets. Components of an electronic payment system may include transaction terminals and peripherals, software at the point of sale for originating transactions and communicating to other systems in the store, such as electronic cash registers, communications methodologies for transmitting the transactions to a processing computer, software for authorizing, processing, or re-routing the transactions to a service provider, and support services to ensure the smooth operation of these disparate parts.

         NTN in-store systems are primarily built around its software products operating in customer-activated terminals and back office personal computers. NTN products address the requirements for in-store systems, which are usually connected to one or more of many host processors.

         NTN selects hardware platforms for characteristics providing easy consumer operation, data security, reliability and availability. The Company's software products are written to enhance and complement these features.

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

         NTN has sought to standardize its product offerings as much as possible. This product strategy has allowed for a leveraged product development effort while maintaining flexibility in responding to specific requirements of customers.

Intellectual Property
---------------------

         NTN  relies  on  a  combination  of  trade  secrets,   copyrights,  and
trademarks to protect its intellectual property.

Strategic Alliances
-------------------

         To facilitate product development and marketing, NTN has entered into several key strategic alliances which provide access to hardware platforms and markets for the Company's products. These alliances are all related to NTN's strategic direction of providing products and services to meet the EPS needs of retailers.

         In December 1990, NTN entered into a distribution agreement with IVI. The distribution agreement granted to the Company for a term of two years the non-exclusive right to market, distribute or sell IVI products in the United States. No minimum sales targets were required. The agreement expired on December 31, 1992. Since the expiration of the agreement, the Company has continued working with IVI under an informal extension of the non-exclusive distribution agreement. In September 1996, IVI acquired beneficial ownership of approximately 84% of the outstanding common stock of NTN. IVI's product line includes point of sale terminals and peripherals for electronic transaction processing applications. Alternate sources of supply are available.

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

         In June 1996, NTN entered into an agreement with International Business Machines Corporation ("IBM") which allows NTN to act as an IBM Industry Remarketer for IBM's Advanced Payment System EPS software. The agreement allows NTN to modify, market, and license the Advanced Payment System software, on a non-exclusive basis, to end-user retailers. In addition, IBM Industry Remarketer status allows NTN to purchase IBM point of sale hardware systems and services, for its own development use only, at preferential prices. The term of the agreement is one year and may be renewed by mutual agreement of both parties.

Marketing
---------

         NTN has historically focused on producing Electronic Payment Systems specifically designed for supermarkets and similar multi-lane retailers. In seeking expansion of the Company's markets, NTN has also begun marketing into other retail markets where it is felt that the Company's products may have additional applicability.

         NTN mainly markets through a direct selling force. The Company's headquarters and regional sales offices provide the sales force with nationwide coverage. The sales force focuses their coverage on supermarket retailers primarily, with additional selling activity targeted at retailers in other industry segments and the field sales force of strategic partners of the Company. The direct sales force is supported by promotional plans including trade show exhibits, regional seminars, direct mail campaigns, advertising in the trade press, and press coverage.

         NTN also uses several indirect sales channels. These indirect channels influence the multi-lane retailer and Electronic Payment Systems industries, including cash register vendors, supermarket wholesalers, third party networks, and other software developers.

         The recent acquisition of approximately 84% of the Company's outstanding common stock by IVI makes available to NTN the financial resources of IVI to help the Company expand its products and markets. The Company believes that additional benefits from IVI's investment will be achieved by (i) creating a competitive advantage through combining complementary product offerings; (ii) leveraging combined software development organizations and technologies; and
(iii) economies of scale in sales, product support, and marketing initiatives.

Products
--------

         NTN PINnacle Payment Systems are a family of standardized products which provide retailers with the ability to accept electronic payments in a variety of operating environments. These payment systems must work in conjunction with several characteristics of the retailer's store environment including the type of store system (cash register) used, the routing of transactions for processing and the communications methods employed for transmitting financial transactions. In addition, the retailer may choose one of several models of electronic payment terminals on the market. The Company's product line also includes services related to the operation of an electronic payment system, such as systems integration, installation, training, and hardware and software maintenance. All of these products and services are designed to allow for development of common features across the Company's customer base.

         The NTN PINnacle Payment Controller is the heart of NTN's product line. Controller software functionality centers around a variety of communications interfaces, data collection routines and reporting of in-store data. NTN is placing increased emphasis on being architecturally and functionally compatible with the store system chosen by the retailer. NTN is able to provide modifications and enhancements customized to the retailer's needs.

         NTN PINnacle Payment Terminal Software is compatible with the NTN controller. Terminal software originates electronic transactions through cashier and consumer input. In some environments, the terminal software interacts with compatible software on the cash register system to share data and to use the cash register printer for receipt generation. NTN software is compatible with the products of major store system providers including Fujitsu-ICL, IBM, and NCR.

         NTN  assists  its  customers  by  offering  a   comprehensive   set  of
professional services necessary for the start-up and on-going support of electronic payment systems. These services may include project management, procurement and preparation of hardware components, hardware and software maintenance, installation, training, custom software design and development and new product evaluation for specific customers.

Customers
---------

         NTN's customer base consists of large retail companies, principally in the supermarket industry, located throughout the United States. In 1996, Albertsons accounted for 39% of the Company's total revenues, Fujitsu-ICL accounted for 12% of the Company's total revenues, and Bi-Lo Food Stores accounted for 10% of the Company's total revenues.

Competition
-----------

         NTN has positioned itself as a full service provider of EPS for multi-lane retailers. This market niche has attracted other suppliers of competing products and services, some of whom have significantly greater financial and marketing resources than NTN and may develop products that are superior to NTN's products or that achieve greater customer acceptance. These suppliers include point of sale hardware vendors and EPS providers, system integrators, cash register vendors, and third party transaction processing organizations. It is the Company's objective to successfully compete against its competitors by focusing on the multi-lane retail market and providing the most appropriate and complete electronic payment system available. NTN distinguishes itself from its competitors through its system integration capabilities and its wide array of professional services available to its customers. NTN's success will depend in large part on its ability to increase its market share of its targeted market segments and to sell additional products and services to existing customers. Competition expected to be encountered by the Company could result in pricing pressures and reduced margins which could have a material effect on the Company's financial condition and results of operations in the future.

Development
-----------

         During the years ended December 31, 1994, 1995 and 1996 the Company incurred $1,145,838, $1,016,521, and $947,087 respectively, in research and development expenses for software development in connection with its existing and proposed products. During 1994, an additional $288,198 of costs incurred were capitalized and accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." During 1995 and 1996, there were no research and development expenses incurred that required capitalization. In December 1994, the Company made a decision to write off $657,479 of capitalized software development costs relating to a software product under development. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Regulation
----------

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

Employees
---------

         As of December 31, 1996, the Company had thirty two employees. As of March 20, 1997, the Company had thirty employees: Kenneth M. Kubler, its Executive Vice President and General Manager, Milton A. Alpern, its Chief Financial Officer, Vice President of Finance and Treasurer, Sheila C. Birney, its Vice President of Product Development and Professional Services, Jeffrey A. Wakefield, its National Sales Manager, seven software engineers, six marketing and sales employees, eight customer service employees and five finance and administrative employees.

ITEM 2. PROPERTIES.

The Company's principal executive offices, located at 117 Flanders Road, Westborough, Massachusetts, are leased pursuant to a five-year lease executed in November 1996. The Company's occupancy under the lease began on February 1, 1997. The lease expires on January 31, 2002. The total rental is approximately $9,081 per month during the first two years of the lease, approximately $9,445 per month during the next two years of the lease, and approximately $9,808 per month during the last year of the lease. The Company believes that the space, consisting of approximately 17,400 square feet, is sufficient for the Company's needs for 1997. One sales office, located at located at 6653 Kimball Drive, Gig Harbor, Washington, which had a monthly rental of $385, was closed in May 1996. Other sales people of the Company, not located at the Company's executive offices, work out of home offices for which the Company incurs no rental expense.

ITEM 3. LEGAL PROCEEDINGS.

         The Company has no material legal proceedings at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the security holders in the quarter ended December 31, 1996.

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

                        1995                     High                      Low
                        ----                     ----                      ---

First quarter (1/1 - 3/31)...................   $1.26                     $0.13
Second quarter (4/1 - 6/30)..................   $0.88                     $0.06
Third quarter (7/1 - 9/30)...................   $0.56                     $0.13
Fourth quarter (10/1 - 12/31)................   $0.56                     $0.25

                       1996                      High                      Low
                       ----                      ----                      ---

First quarter (1/1 - 3/31)...................   $0.31                     $0.25
Second quarter (4/1 - 6/30)..................   $0.41                     $0.25
Third quarter (7/1 - 9/30)...................   $0.52                     $0.19
Fourth quarter (10/1 - 12/31)................   $0.50                     $0.25


         As of March 11, 1997, there were 571 holders of record of the Company's common stock. The Company has not paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future. The Company anticipates that all earnings will be retained for development of the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA.

STATEMENT OF OPERATIONS DATA

                                                                       Years Ended December 31,
                                                                       ------------------------
                                            1996           1995           1994           1993             1992
                                            ----           ----           ----           ----             ----
Revenue.................................$5,013,023     $8,006,417     $7,968,148     $9,509,907       $8,609,082
Cost of Revenue......................... 2,609,901      4,593,041      4,948,350      5,903,732        5,001,159
                                         ---------      ---------      ---------      ---------        ---------
Gross Margin............................ 2,403,122      3,413,376      3,019,798      3,606,175        3,607,923
Total Operating
 Expenses............................... 3,038,245      3,518,522      4,272,107      3,418,972        3,233,826
                                         ---------      ---------      ---------      ---------        ---------
Income (Loss) from Operations...........  (635,123)      (105,146)    (1,252,309)       187,203          374,097
Other Income (Expense)..................    20,128         16,445         15,879       (177,682)        (191,769)
                                            ------         ------         ------       --------         --------
Income (Loss) before Income
 Taxes and Extraordinary Credit.........  (614,995)       (88,701)    (1,236,430)         9,521          182,328
Provision for Income Taxes..............                                                                  78,000
                                         ---------      ---------      ---------      ---------        ---------
Income (Loss) before Extra-
 ordinary Credit........................  (614,995)       (88,701)    (1,236,430)         9,521          104,328
Extraordinary Credit....................                                                                  71,000
                                         ---------      ---------      ---------      ---------        ---------
Net Income (Loss)....................... $(614,995)      $(88,701)   $(1,236,430)        $9,521         $175,328
Income (Loss) per Common
 Share:
    Income (Loss) before Extra-
     ordinary Credit ...................     $(.19)         $(.03)         $(.38)          $.00             $.05
    Extraordinary Credit................                                                                     .03
                                         ---------      ---------      ---------      ---------        ---------
    Net Income (Loss)...................     $(.19)         $(.03)         $(.38)          $.00             $.08
Weighted Average Number of
 Common Shares Outstanding.............. 3,248,606      3,248,606      3,248,606      2,471,161        2,205,426



BALANCE SHEET DATA

                                                                              As Of December 31,
                                                                              ------------------

                                             1996            1995            1994             1993              1992
                                             ----            ----            ----             ----              ----
Working Capital.........................    $427,353        $997,032        $993,108       $1,873,150        $1,748,343
Total Assets............................   2,161,092       2,344,698       2,877,998        4,207,735         3,870,045
Long Term Liabilities...................      12,053               0               0                0         2,673,483
Stockholders' Equity
 (Deficiency)...........................     634,250       1,249,245       1,337,946        2,574,376          (563,964)

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


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Total revenue for the year ended December 31, 1996 decreased by 37.4% to $5,013,023 compared to $8,006,417 for the year ended December 31, 1995. The decrease in revenue was primarily due to the inability of the Company to acquire the necessary capital to properly invest in appropriate research and development, marketing, and sales activities. In addition, primarily due to resource constraints, the Company has been delayed in its ability to deliver new payment system products to meet the new technology demands of several customers and prospects. With the recent acquisition of approximately 84% of the Company's outstanding common stock by IVI (See discussion below - Acquisition of Company's Common Stock), management believes that the availability of IVI's resources to NTN will help the Company expand the development and marketing of its products and services. Lastly, revenues for 1996 were impacted by several customers of the Company having completed large roll-outs of the Company's systems in 1995. Uncertainties with respect to future orders from existing or potential customers could have a material effect on net sales or earnings in the future.

         For the year ended December 31, 1996, gross margins as a percent of revenue increased to 47.9% from 42.6% for the year ended December 31, 1995. The increase in gross margin percentage relates to the continuing trend of higher margin software and professional services comprising a larger percentage of the Company's total revenue. For the year ended December 31, 1996, software and professional services accounted for approximately 44% of total revenue compared to approximately 36% of total revenue for the year ended December 31, 1995.

         Total operating expenses for the year ended December 31, 1996 decreased by 13.6% to $3,038,245 compared to $3,518,522 for the year ended December 31, 1995. Sales and marketing expenses decreased by 37.3% in 1996 to $1,111,665 compared to $1,771,800 in 1995. Sales and marketing expenses include the costs of distribution, sales commissions, product marketing, and account management. A significant portion of the decrease in sales and marketing expenses was due to a reduction of staff in the sales and marketing organization in the fourth quarter of 1995. The reduction of staff resulted in a decrease in compensation and fringe benefits expenses of approximately $359,000 for the year ended December 31, 1996 compared to the year ended December 31, 1995. The reduction of staff was also primarily responsible for a decrease in travel and entertainment expenses between the two years totaling approximately $174,000. Additionally, sales commission expense decreased by approximately $178,000 due to the decrease in revenue experienced in 1996. These decreases in sales and marketing expenses were partially offset by increases in outside consulting expenses ($69,000) resulting from the utilization in 1996 of outside contractors to assist the Company in managing a specific project to enable a customer to automate their acceptance of certain proprietary payment transactions and in coordinating the Company's trade show participation.

         Research and development expenses decreased by 6.8% to $947,087 for the year ended December 31, 1996 compared to $1,016,521 for the year ended December 31, 1995. The decrease in 1996 was primarily due to a reduction in the utilization of independent, outside programming contractors.

         General and administrative expenses increased by 34.1% to $979,493 for the year ended December 31, 1996 compared to $730,201 for the year ended December 31, 1995. General and administrative expenses primarily include the finance and administration costs of the Company. The increase in these expenses for 1996 is primarily due to severance and recruitment costs totaling approximately $181,000 incurred in connection with certain management personnel changes made immediately following the acquisition in September 1996 of approximately 84% of NTN's outstanding common stock by IVI. In addition, bad debt expense relating to certain uncollectible customer balances totaling $44,000 and moving expenses of $25,000 relating to the relocation of the
Company's executive offices contributed to the increase in general and administrative expenses for the year ended December 31, 1996.

         Other income and expense, consisting entirely of interest earned on invested cash balances, totaled $20,128 in 1996 compared to $16,445 in 1995. The increase in interest income resulted from an increase in the amount of funds available for investment in 1996.

         No tax provision was required in 1996 due to the loss incurred.


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

         Total operating expenses decreased by 17.6% to $3,518,522 for the year ended December 31, 1995 compared to $4,272,107 for the year ended December 31, 1994. The write-off of $657,479 of capitalized software development costs in December 1994 accounted for the majority of the decrease in operating expenses between 1994 and 1995. These costs had previously been capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The write-off resulted from a re-prioritization of Company resources to focus on new market requirements. Prior to the release of the software products for which development costs had been capitalized, market demands shifted towards integrated payment system solutions away from the stand-alone product under development by the Company. Accordingly, the Company canceled the project under development and redirected its marketing and product development efforts to meet current market opportunities for integrated products.

         Sales and marketing expenses increased by 3.6% to $1,771,800 in 1995 compared to $1,710,885 in 1994. An increase in salaries expense ($134,000) resulted from the hiring of a Western Region Sales Manager in the fourth quarter of 1994 and a Southeast Region Sales Manager in the second quarter of 1995. Additionally, salaries expense for the year ended December 31, 1995 includes approximately $16,000 of severance costs incurred in the fourth quarter of 1995 for personnel changes made at that time. Sales commission expense also increased by $63,000 between 1994 and 1995. The increase was due to higher sales commissions paid on higher margin software sales which comprised a larger percentage of total revenue in 1995 compared to 1994. The increases in sales and marketing expenses were offset by a decrease in travel and entertainment expense ($72,000) relating to travel expenses incurred in connection with the installation of the Company's payment systems into a large number of divisions of a significant customer in 1994. In addition, other sales and marketing expense decreases were experienced between 1994 and 1995 in marketing promotion and outside services expenses ($39,000) relating to direct mail and telesales campaigns conducted in 1994 and recruiting expenses ($23,000) relating to sales and marketing hires in 1994.

         Research and development expenses decreased by 11.3% to $1,016,521 for the year ended December 31, 1995 compared to $1,145,838 for the year ended December 31, 1994. Decreases in salaries and fringe benefit expenses totaling approximately $316,000 were the result of a reduction in the number of research and development personnel which occurred at the beginning of the first quarter of 1995. Research and development expenses in 1994 also include a $55,800 charge for severance costs incurred in connection with the reduction in personnel. Other decreases in travel and entertainment expenses ($17,000), outside consulting expenses ($18,000), and recruiting expenses ($18,500) contribute to the overall decrease in research and development expenses between 1994 and 1995. The decreases were partially offset by the capitalization of software development costs totaling approximately $288,000 for the year ended December 31, 1994 in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." For the year ended December 31, 1995, there were no research and development costs incurred that required capitalization.

         General and administrative expenses decreased by 3.7% to $730,201 for the year ended December 31, 1995 compared to $757,905 for the year ended
December 31, 1994. Decreases in outside consulting expenses ($12,000) for management training and outside service expenses ($21,000) relating to the design and printing of the Company's 1993 annual report were offset by increases in travel and entertainment expenses ($11,600) and recruiting expenses ($6,200). In addition, general and administrative expenses in 1994 include a $12,000 sales tax accrual resulting from an audit of prior years.

         Other income and expense, consisting entirely of interest income in 1995, totaled $16,445 compared to $15,879 in 1994, which includes $16,771 of interest income for that year. The minimal change in interest income between 1994 and 1995 is based on a relatively consistent level of funds available for investment during the two years.

         No tax provision was required in 1995 due to the loss incurred.


LIQUIDITY AND CAPITAL RESOURCES

         Cash balances at December 31, 1996 were $266,045 compared to $407,257 at December 31, 1995. Net cash used for operating activities was $86,244 for the year ended December 31, 1996 compared to net cash provided by operating activities of $357,870 for the year ended December 31, 1995 and net cash used for operating activities of $410,234 for the year ended December 31, 1994. The net loss for the year ended December 31, 1996 offset by an increase in deferred revenue ($517,846) accounted for the majority of cash used by operations during the year. The increase in deferred revenue resulted from billings on 1997 hardware and software maintenance contracts having been made at the end of 1996. Cash provided by operations for the year ended December 31, 1995 primarily resulted from a decrease in inventory of $854,960 offset by a decreases in accounts payable and accrued liabilities ($485,622). The decrease in inventory was due to management's programs to reduce the Company's investment in hardware inventory held for resale while improving purchasing and expediting methods necessary to continue to meet customer delivery requirements. The net loss for the year ended December 31, 1994 was primarily responsible for the cash consumed during that period.

         Net cash used in investing  activities  totaled $47,845,  $24,645,  and
$423,594 for the years ended December 31, 1996, 1995, and 1994, respectively. Capital equipment expenditures, principally for computer, test and sales demonstration equipment, accounted for $47,845, $24,645, and $135,396 of these amounts in 1996, 1995, and 1994, respectively. The capitalization of software development costs accounted for the balance of net cash used in investing activities in 1994. Capital expenditures in 1997 are expected to be approximately $275,000.

         On February 28, 1997, the Company received a commitment from its bank for the renewal of its working capital line of credit through January 4, 1998. Maximum available borrowings under the line are the lesser of $750,000 or certain levels of eligible accounts receivable and are subject to monthly and quarterly financial performance covenants. Borrowings bear interest at a rate per annum equal to the bank's prime rate (8.25% at March 20, 1997) plus 1.5% and are secured by the Company's assets. At December 31, 1996, there were no borrowings outstanding under the credit line nor have there been any borrowings through March 20, 1997. Borrowing availability under the credit line at December 31, 1996 would have been $419,487 based on the terms of the renewal. Borrowings under the renewed credit line are guaranteed by IVI.

         Management believes that sources of liquidity for future needs can be generated from existing cash balances, cash generated from operations, borrowings available to the Company under its bank-financed working capital line of credit, and financial resources made available to the Company from IVI, the terms of which are pending negotiations.


ACQUISITION OF COMPANY'S COMMON STOCK

         On September 13, 1996, IVI acquired beneficial ownership of approximately 84% of the outstanding common stock, $.15 par value, of the Company in a private transaction. IVI acquired such shares in exchange for IVI common shares having an aggregated market value of approximately $1,254,000. Due to the percentage ownership of NTN acquired as a result of this transaction, NTN has become a subsidiary of IVI and the financial position and results of operations of NTN are included in IVI's consolidated financial position and results of operations from the date of acquisition.

         IVI is engaged in the design, development, and sale of electronic payment solutions for retailers, financial institutions, governments, and other businesses in Canada, the United States, and internationally. IVI's hardware and software products include point of sale debit/credit/EFT/EBT terminals, check readers, smart card readers, check encoders, and secure PIN (personal identification number) entry devices.

         NTN software products support complementary IVI hardware devices and the Company has marketed IVI products in the United States under a non-exclusive distribution agreement since 1990. At the same time, NTN has also supported other EPS providers' hardware products and operating environments with its software products. While the impact of the IVI transaction on the Company's business continues to evolve, the investment by IVI provides a renewed business relationship between the companies and makes available to NTN the financial resources of IVI to help the Company expand its products, services, and markets. In addition, NTN believes that IVI's investment will help the Company increase its market penetration by gaining access to the IVI customer base and allow NTN to create a competitive advantage by leveraging combined products, technologies, and other resources. Both companies, however, support the importance of NTN's independence with regard to the hardware environments which its software products support and the underlying relationships the Company has or establishes with other parties who influence the EPS market. These parties include other point of sale hardware vendors, electronic payment system resellers, cash register vendors, transaction processing networks, and other software developers. Accordingly, NTN will to continue to market its products and services on multiple hardware platforms and operating environments necessary to achieve its business objectives. While there can be no assurance that the benefits of IVI's investment as outlined above will be achieved, management believes that IVI's investment in NTN will not adversely affect the Company's business or its relationships with its customers or the aforementioned parties influencing the EPS market.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

         The Company does not provide forecasts of the future financial performance of the Company. The forward-looking statements in this Form 10-K including, without limitation, statements regarding management's plans and objectives for future operations, and product plans and performance are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future differ materially from those contained in forward-looking statements contained herein. The Company's future results remain difficult to predict and depend on factors including, without limitation, fluctuations in quarterly results, dependence on large customers, dependence on principal products, dependence on third parties for hardware and equipment, rapid technological changes, potential for new product delays and defects, competition and competitive pricing pressures, and fluctuations in economic and market conditions. Because of these and other factors, past financial performance should not be considered an indication of future performance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  Please refer to pages F-1 through F-12.


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON 8-K.

         (a)      The  following   financial   statements,   notes  thereto  and
                  independent auditors' report are filed as part of this report:

                  (1)      Financial Statements:

                           Independent Auditors' Report
                           Balance Sheets
                           Statements of Operations
                           Statements of Stockholders' Equity
                           Statements of Cash Flows
                           Notes to Financial Statements

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

                                                                                            Form 10-K
Exhibit                                                                                    consecutive
Number                               Exhibit                                               page number
------                               -------                                               -----------
3(a)                       Amended and restated Certificate of
                           Incorporation filed October 22, 1993                               see note (9)

3(b)                       Bylaws, as amended                                                 see note (4)

4(a)                       National Transaction Network, Inc.
                           1993 Director Stock Option Plan                                    see note (8)

4(b)                       National Transaction Network, Inc.
                           1995 Director Stock Option Plan                                   see note (11)

10(a)                      1983 Incentive Stock Option Plan,
                           as amended                                                         see note (1)

10(b)                      Form of Stock Option Grant and
                           Exercise Notice for 1983 Incentive
                           Stock Option Plan                                                  see note (3)

10(c)                      1988 Stock Plan, as amended                                        see note (3)



                                      -17-


10(d)                      Form of Incentive Stock Option
                           Agreement for 1988 Stock Plan                                      see note (3)

10(e)                      Form of Non-Qualified Stock Option
                           Agreement for 1988 Stock Plan
                           (Consultants)                                                      see note (3)

10(f)                      Form of Non-Qualified Stock Option
                           Agreement for 1988 Stock Plan
                           (Directors)                                                        see note (3)

10(g)                      Agreement for IBM Licensed Program
                           Stand-Beside Electronic Payment
                           System Debit Application between the
                           Company and International Business
                           Machines Corporation dated as of
                           March 18, 1988                                                     see note (2)

10(h)                      Lease between the Company and
                           Alden H. Kane and Shirley M. Kane,
                           Trustees of the Kane Industrial
                           Trust, dated December 27, 1988                                     see note (3)

10(i)                      Distribution Agreement between the
                           Company and International Verifact
                           Inc. dated December 31, 1990                                       see note (5)

10(j)                      Lease between the Company and Alden H.
                           Kane and Roger K. Kane, Trustees of the
                           Kane Industrial Trust, dated November 1, 1992                      see note (6)

10(k)                      Severance Agreement between the Company and
                           Paul Siegenthaler dated January 30, 1993                           see note (6)

10(l)                      National Transaction Network, Inc. Retirement
                           Savings 401(k) Plan                                                see note (7)

10(m)                      Value-Added Reseller Agreement between the
                           Company and Inacom Corporation dated
                           January 11, 1993                                                   see note (9)

10(n)                      Promissory Note and Security Agreement
                           between the Company and Silicon Valley Bank
                           dated June 11, 1993                                                see note (9)

10(o)                      Master Purchase Agreement between the Company
                           and VeriFone, Inc. dated September 22, 1993                        see note (9)

10(p)                      Joint Marketing Agreement between the Company
                           and Card Establishment Services, Inc. dated
                           December 7, 1993                                                   see note (9)



                                      -18-


10(q)                      Severance Agreement between the Company and
                           Milton Alpern dated March 17, 1994                                 see note (9)

10(r)                      Form of the Director Stock Option Agreement
                           for the 1993 Director Stock Option Plan                           see note (10)

10(s)                      Form of the Director Stock Option Agreement
                           for the 1995 Director Stock Option Plan                           see note (11)

10(t)                      Industry Remarketer Agreement between the
                           Company and International Business Machines
                           Corporation dated June 3, 1996

10(u)                      Lease Agreement between the Company and
                           Aetna Real Estate Associates, L.P. dated
                           November 8, 1996

23                         Consent of Deloitte & Touche LLP

------------------------------

(1) Exhibit is incorporated by reference to the Exhibits to the Form S-1 Registration Statement No. 2-91030.

(2) Exhibit is incorporated by reference to the Exhibits to the Form 10-K for the fiscal year ended December 31, 1987.

(3) Exhibit is incorporated by reference to the Exhibits to the Form 10-K for the fiscal year ended December 31, 1988.

(4) Exhibit is incorporated by reference to the Exhibits to the Form 10-K for the fiscal year ended December 31, 1989.

(5) Exhibit is incorporated by reference to the Exhibits to the Form 10-K for the fiscal year ended December 31, 1990.

(6) Exhibit is incorporated by reference to the Exhibits to the Form 10-K for the fiscal year ended December 31, 1992.

(7) Exhibit is incorporated by reference to the Exhibits to the Form 8 dated May 4, 1993.

(8) Exhibit is incorporated by reference to the Exhibits to the Form S-8 Registration Statement No. 33-66732 dated July 29, 1993.

(9) Exhibit is incorporated by reference to the Exhibits to the Form 10-K for the fiscal year ended December 31, 1993.

(10) Exhibit is incorporated by reference to the Exhibits to the Form 10-K for the fiscal year ended December 31, 1994.

(11) Exhibit is incorporated by reference to the Exhibits to the Form 10-K for the fiscal year ended December 31, 1995.

---------------------------------

         (b)      Reports on Form 8-K:

                  No report on Form 8-K was filed during the last quarter of the fiscal year ended December 31, 1996.

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

                                      NATIONAL TRANSACTION NETWORK, INC.


March 24, 1997               By:      /s/  L. Barry Thomson
                                      ----------------------
                                      L. Barry Thomson, Chief Executive Officer,
                                      President and Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



March 24, 1997                        /s/  L. Barry Thomson
                                      ----------------------
                                      L. Barry Thomson, Chief Executive Officer,
                                      President and Chairman of the Board
                                      (Principal Executive Officer)



March 24, 1997                        /s/  Milton A. Alpern
                                      ----------------------
                                      Milton A. Alpern, Vice President of
                                      Finance and Administration (Principal
                                      Financial and Accounting Officer)



March 24, 1997                        /s/  Kenneth M. Kubler
                                      -----------------------
                                      Kenneth M. Kubler, Executive Vice
                                      President, General Manager and Director



March 24, 1997                        /s/  Christopher F. Schellhorn
                                      -------------------------------
                                      Christopher F. Schellhorn, Director



March 24, 1997                        /s/  George C. Whitton
                                      -----------------------
                                      George C. Whitton, Director

                          INDEX TO FINANCIAL STATEMENTS


                                                                    Page
                                                                    ----

Independent Auditors' Report .....................................   F-1

Balance Sheets as of December 31, 1996 and 1995 ..................   F-2

Statements of Operations for the Years Ended .....................   F-3
         December 31, 1996, 1995, and 1994

Statements of Stockholders' Equity for the Years .................   F-4
         Ended December 31, 1996, 1995, and 1994

Statements of Cash Flows for the Years Ended .....................   F-5
         December 31, 1996, 1995 and 1994

Notes to Financial Statements ....................................   F-6-12

INDEPENDENT AUDITORS' REPORT
DELOITTE & TOUCHE LLP
---------------------         --------------------------------------------------
                              125 Summer Street         Telephone:(617) 261-8000
                              Boston, Massachusetts     Facsimile:(617) 261-8111
                              02110-1617


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of National Transaction Network, Inc.:

We have audited the accompanying balance sheets of National Transaction Network, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                              /s/ Deloitte & Touche LLP

March 3, 1997



---------------
Deloitte Touche
Tohmatsu
International
---------------


NATIONAL TRANSACTION NETWORK, INC.

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

ASSETS                                            1996           1995

CURRENT ASSETS:
  Cash and equivalents                         $    266,045  $  407,257
  Accounts receivable (less allowance for
    doubtful accounts of $100,000
    in 1996 and 1995)                             1,406,113   1,384,222
  Inventory                                         233,590     274,159
  Prepaid expenses                                   36,394      26,847
                                               ------------  ----------

           Total current assets                   1,942,142   2,092,485
                                               ------------  ----------

PROPERTY AND EQUIPMENT:

  Furniture and fixtures                            114,657     113,923
  Machinery and equipment                           670,394     595,216
                                               ------------  ----------


           Total                                    785,051     709,139

  Less accumulated depreciation and amortization   (578,032)   (460,605

           Property and equipment - net             207,019     248,534
                                               ------------  ----------

 DEPOSITS AND OTHER                                  11,931      3,679




                                               -------------  ----------

TOTAL                                           $ 2,161,092  $ 2,344,698
                                               ============= ===========





   LIABILITIES AND STOCKHOLDERS' EQUITY                1996            1995

   CURRENT LIABILITIES:
     Accounts payable                               $    497,569 $  445,200
     Accounts payable to stockholder                      95,287    247,402
     Customer deposits                                     2,166     25,265
     Accrued liabilities                                 346,620    331,509
     Deferred revenue                                    563,923     46,077
     Short-term portion of capital lease                   9,224         -
                                                    ------------ ----------

              Total current liabilities                1,514,789  1,095,453
                                                    ------------ ----------

   LONG-TERM PORTION OF CAPITAL LEASE                     12,053          -
                                                    ------------ ----------



               Total liabilities                       1,526,842  1,095,453
                                                    ------------ ----------

   COMMITMENTS

   STOCKHOLDERS' EQUITY
     Preferred stock, $.10 par value; authorized,

       5,000,000 shares; none outstanding                   -            -
     Common stock, $.15 par value; authorized,
      6,666,667 shares; issued and outstanding,
      3,248,606 shares                                    487,291      487,291
     Additional paid-in capital                        12,589,255   12,589,255
     Accumulated deficit                              (12,442,296) (11,827,301)
                                                    -------------- ------------

              Total stockholders' equity                  634,250    1,249,245
                                                     -------------- -----------

   TOTAL                                             $  2,161,092 $  2,344,698
                                                    ============= ============



See notes to financial statements.


NATIONAL TRANSACTION NETWORK, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
---------------------------------------------------------------------------------------------------------------


                                                                1996           1995          1994

REVENUE:
  Systems and equipment                                      $  2,823,236 $  5,136,778 $    5,926,088
  Software and services                                         2,189,787    2,869,639      2,042,060
                                                                ---------    ---------      ---------

          Total revenue                                         5,013,023    8,006,417      7,968,148
                                                                ---------    ---------      ---------
COSTS AND EXPENSES:
  Cost of revenue                                               2,609,901    4,593,041      4,948,350
  Sales and marketing                                           1,111,665    1,771,800      1,710,885
  Research and development                                        947,087    1,016,521      1,145,838
  General and administrative                                      979,493      730,201        757,905
  Write-off of capitalized software costs                            -              -         657,479
                                                                ---------    ---------      ---------

          Total costs and expenses                              5,648,146    8,111,563      9,220,457
                                                                ---------    ---------      ---------

LOSS FROM OPERATIONS                                             (635,123)    (105,146)    (1,252,309)

OTHER INCOME AND EXPENSE, Net                                      20,128       16,445         15,879
                                                                ---------    ---------      ---------

NET LOSS                                                    $    (614,995)  $  (88,701)  $ (1,236,430)
                                                            =============   ==========   ============

LOSS PER COMMON SHARE                                       $       ($.19)  $    (0.03)  $      (0.38)
                                                            =============   ==========   ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                           3,248,606      3,248,606      3,248,606
                                                            =============   ===========   ============


See notes to financial statements.




NATIONAL TRANSACTION NETWORK, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------------------------------------------


                                  COMMON STOCK               ADDITIONAL
                            SHARES                            PAID-IN                              STOCKHOLDERS'
                            ISSUED           AMOUNT           CAPITAL             DEFICIT              EQUITY

BALANCE,
  JANUARY 1, 1994         3,248,606    $   487,291        $  12,589,255     $  (10,502,170)     $      2,574,376

  Net loss                    -              -                  -               (1,236,430)           (1,236,430)
                        -------------------------------------------------------------------------------------------

BALANCE,
  DECEMBER 31, 1994       3,248,606        487,291           12,589,255        (11,738,600)            1,337,946

  Net loss                    -              -                  -                  (88,701)              (88,701)
                        -------------------------------------------------------------------------------------------

BALANCE,
  DECEMBER 31, 1995       3,248,606        487,291           12,589,255        (11,827,301)            1,249,245

  Net loss                    -              -                  -                 (614,995)             (614,995)
                        -------------------------------------------------------------------------------------------

BALANCE,
  DECEMBER 31, 1996       3,248,606     $  487,291       $    12,589,255     $ (12,442,296)      $       634,250
                        ===========================================================================================


See notes to financial statements.


NATIONAL TRANSACTION NETWORK, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-----------------------------------------------------------------------------------------------------------------


                                                                                1996         1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $   (614,955)  $ (88,701) $ (1,236,430)
  Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
      Depreciation and amortization                                            117,720     116,470       109,945
      Write-off of capitalized software costs                                     -             -        657,479
      Loss on disposal of equipment                                               -             -          7,985
      Increase (decrease) in cash from:
        Accounts receivable                                                    (21,891)   (119,305)       42,061
        Inventory                                                               40,569     854,960        85,472
        Prepaid expenses                                                        (9,547)     38,245        11,988
        Deposits and other                                                      (8,252)        800         4,573
        Accounts payable to stockholder                                       (152,115)     84,732      (209,949)
        Customer deposits                                                      (23,099)        638        24,627
        Accounts payable and accrued  liabilities                               67,480    (485,622)      106,233
        Deferred revenue                                                       517,846     (44,347)      (14,218)
                                                                          ------------   ---------  ------------

           Net cash (used for) provided by operating activities                (86,244)    357,870      (410,234)
                                                                          ------------   ---------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                          (47,845)    (24,645)     (135,396)
  Capitalization of software costs                                                 -            -       (288,198)
                                                                          ------------   ---------  ------------

           Net cash used in investing activities                               (47,845)    (24,645)     (423,594)
                                                                          ------------   ---------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES - Repayment
  of capital lease                                                              (7,123)         -             -
                                                                          ------------   ---------  ------------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                               (141,212)    333,225      (833,828)

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                        407,257      74,032       907,860
                                                                          ------------   ---------  ------------

CASH AND EQUIVALENTS, END OF YEAR                                        $     266,045  $  407,257    $   74,032
                                                                        ==============  ==========  ============

SUPPLEMENTAL INFORMATION - Cash paid for:
  Interest                                                              $        4,168  $       -     $      892
                                                                        ==============  ==========  ============

  Income and excise taxes                                               $        4,170  $    5,467    $    4,749
                                                                        ==============  ==========  ============

NONCASH TRANSACTIONS - Capital lease additions                          $       28,400  $       -     $     -
                                                                        ==============  ==========  ============



See notes to financial statements.


NATIONAL TRANSACTION NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business - National Transaction Network, Inc. (the "Company") designs, integrates and markets point-of-sale electronic payment systems and software, principally to the retail industry.

      On September 13, 1996, International Verifact, Inc. ("IVI") acquired beneficial ownership of approximately 84% of the outstanding common stock, $.15 par value of the Company.

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

      Stock-Based Compensation - Compensation expense associated with awards of stock or options to employees is measured using the intrinsic value method. Compensation expense associated with awards to non-employees is measured using a fair value method.

      Revenue   Recognition  -  Revenue  from  sales  of  product  is  generally
      recognized  upon  shipment.   Revenue  from   maintenance   agreements  is
      recognized ratably over the term of the agreements.

      Inventory - Inventory is recorded at the lower of cost (first-in, first-out basis) or market and consists primarily of electronic payment terminals and related peripherals.

      Property and Equipment - Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets which range from two to five years. Depreciation expense was approximately $118,000, $116,000 and
      $110,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company regularly reviews its property and equipment to determine that the carrying values have not been impaired.

      Capitalized Software Costs - Costs of software products developed for resale are capitalized once technological feasibility is achieved. Capitalization ceases when the product is available for release, and the accumulated costs are amortized over the related product's estimated economic life. Research and development costs are expensed as incurred.

      Loss Per Common Share - Loss per common share has been computed based upon the weighted average number of common shares outstanding during each year. Shares issuable upon exercise of outstanding options have been excluded from the computations since their effect is antidilutive.

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

      Impairment of Long-Lived Assets - In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

      The Company has reviewed its long-lived assets and has determined that no events or changes in circumstances have occurred that would cause the carrying value of any of its assets to not be recoverable.

      Reclassification - Certain items in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.

2.    LINE OF CREDIT

      The Company had a working capital line of credit agreement with a bank that provided for borrowings up to a maximum of $400,000. Borrowings under the line of credit were based on certain accounts receivable balances, bore interest at the bank's prime rate plus 4%, were collateralized by the Company's assets and were subject to monthly and quarterly performance covenants. At December 31,1996 and at other times during 1996, the Company was not in compliance with certain covenants and had obtained a compliance waiver from the bank. At December 31, 1996, there were no borrowings outstanding under the line.

      On February 28, 1997, the Company received a commitment from its bank for the renewal of its working capital line of credit through January 4, 1998 that provides for borrowings up to a maximum of the lessor of $750,000 or certain levels of eligible accounts receivable. Borrowings under the line are subject to monthly and quarterly financial performance covenants, bear interest at the bank's prime rate plus 1.5% and are collateralized by the Company's assets. IVI guarantees the Company's line of credit and, to the extent that the Company's cash requirements exceed the availability under the line of credit, IVI will provide further financing to meet the Company's cash requirements.

3.    STOCK OPTIONS

      Stock Option Plans - Under the Company's 1988 and 1983 Stock Option Plans (the "Plans"), incentive stock options to purchase up to a maximum of 933,000 shares of common stock may be granted to certain employees, officers, consultants and directors at exercise prices not less than fair market value at the date of the grant. Options become exercisable in varying annual installments. The period within which any option may be exercised cannot exceed ten years from the date of grant. At December 31, 1996, 402,289 shares were available for grant under the Plans.


3.    STOCK OPTIONS (CONTINUED)

      Director Stock Option Plans - Under the Company's 1995 and 1993 Director Stock Option Plans (the "Director Plans"), nonqualified options to purchase up to a maximum of 320,000 shares of common stock may be granted to members of the Board of Directors. The exercise price of the options may not be less than fair market value on the date of grant. Options under the Director Plans become exercisable upon grant and continue for the period determined by the Board of Directors but may not exceed ten years. As of December 31, 1996, 228,333 shares were available for grant under the Director Plans.

      The following is a summary of all option activity under all Plans:



                                                                                 Weighted    Weighted
                                                                      Number     Average      Average
                                                                        of       Exercise     Fair
                                                                      Shares      Price       Value

Outstanding at January 1, 1994                                      318,447    $4.06
Granted                                                              79,363     2.80
Expired  or Canceled                                                (99,685)    3.81
                                                                   --------

Outstanding at December 31, 1994                                    298,125    3.29
Granted                                                             437,545    0.41        $ 0.41
Expired  or Canceled                                               (143,685)   2.40
                                                                  ---------

Outstanding at December 31, 1995                                    591,985    0.67
Granted                                                             251,000    0.42        $ 0.43
Expired  or Canceled                                               (220,605)   0.88
                                                                  ---------

Outstanding at December 31, 1996                                    622,380    0.50
                                                                   ========




      Options exercisable under all stock option plans at December 31, 1996 and 1995 were 270,601 and 240,613, respectively.

      The fair value of options on their grant date was measured using the Black/Scholes options pricing model. Key assumptions used to apply this pricing model are as follows:




                                                         1996            1995

Average risk-free interest rate                          6.4 %          5.9 %
Expected life of option grants                        7.5 years       7.5 years
Expected volatility of underlying stock                  174%           174%
Expected dividend payment rate, as a
    percentage of the stock price on the
   date of grant                                          -               -





3.    STOCK OPTIONS (CONTINUED)

      It should be noted that the option pricing model used was designated to value readily tradable stock options with relatively short useful lives. The options granted to employees are not tradable and have contractual lives of up to ten years. However, management believes that the assumptions used to value the options and the model applied yield a reasonable estimate of the fair value of the grants made under the circumstances.

      The following table sets forth information regarding options at December 31,1996:



                                                                                             Weighted
                                                                               Weighted       Average
                                                               Weighted        Average        Exercise
                           Range of           Number           Average        Remaining      Price for
          Number           Exercise          Currently         Exercise          Life        Currently
        of Options          Prices          Exercisable         Price         (in years)    Exercisable

         605,380         $0.22 - $0.46       253,601            $0.40           8.23           $0.40
          17,000         $3.00 - $22.50       17,000            $3.38           5.56          $3.38




      As described in Note 1, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, reported net loss and loss per share, net of estimated forfeitures before vesting of 25% for both 1996 and 1995, would have been as follows:



                                        1996            1995

Net loss as reported              $  (614,995)    $    (88,701)
Pro forma net loss                $  (653,876)    $   (110,942)
Loss per common share             $     (0.19)    $      (0.03)
Pro forma loss per share          $     (0.20)    $      (0.03)








4.    INCOME TAXES

      Significant   components  of  the   Company's   deferred  tax  assets  and
      liabilities as of December 31 are as follows:



                                                                      1996            1995

Deferred tax liabilities - Property and equipment                $   (12,000)     $   (91,000)
                                                                 -----------      -----------

Deferred tax assets:
  Compensated absences                                                27,000           28,000
  Accounts receivable                                                 40,000           44,000
  Inventory                                                           20,000               -
  Net operating loss carryforwards                                 4,857,000        5,072,000
                                                                 -----------      -----------
                                                                   4,944,000        5,144,000
                                                                 -----------      -----------
Valuation allowance                                               (4,932,000)      (5,053,000)
                                                                 -----------      -----------
Deferred taxes, net                                               $       -         $     -
                                                                 ===========      ===========





      For the years ended December 31, 1996 and 1995, the net changes in the valuation allowance are primarily related to the change in net deferred tax assets as such assets are fully reversed in each year. A reconciliation between the U.S. statutory tax rate and the effective tax rate for the years ended December 31, 1996, 1995 and 1994 is as follows:




                                                                     1996          1995           1994

Statutory tax rate                                                  (34)%         (34)%          (34)%
State rate, net of federal benefit                                   (6)           (7)            (7)
Write-off of capitalized software costs                               -             -             10
Change in valuation allowance due to the uncertainty
  of future realization of currently generated net
  operating loss carryforwards                                        39           34             30
Nondeductible expenses                                                 1            7              1
                                                                 -------        -------        -------

Effective tax rate                                                   - %            - %            - %
                                                                 =======        =======        =======







      At December 31, 1996, the Company has net operating loss carryforwards for tax purposes of approximately $20,862,000, which expire in varying amounts through 2011. Due to changes in ownership in 1989 and in 1996, the Company's ability to utilize these carryforwards is likely to be limited to approximately $1,300,000 in the aggregate.



5.    COMMITMENTS

      Office Lease - In November of 1996, the Company signed a noncancelable lease for new office space, which commenced February 1997. The lease requires reimbursement of certain tenant improvements and operating costs throughout the term of the lease. The lease has a five-year term with one five-year renewal option to extend the lease through January 2007.

      Rent expense for the years ended December 31, 1996, 1995 and 1994 was approximately $87,000, $109,000 and $119,000, respectively. Future minimum lease payments, as of December 31, 1996, under this noncancelable operating lease approximate the following:



                   1997               $ 107,000
                   1998                 109,000
                   1999                 113,000
                   2000                 113,000
                   2001                 117,000
                                        -------

                   Total              $ 559,000
                                      =========





6.    CAPITAL LEASE

      In 1996, the Company entered into a capital lease for certain equipment. The agreement has been capitalized at the present value of the future minimum rental payments and is included in the equipment balance at December 31,1996 at a value of $28,400, less accumulated amortization of $7,123. Future minimum payments, by year and in the aggregate, under capitalized lease obligations at December 31, 1996, consisted of the following:



1997                                                           $ 12,317
1998                                                             12,317
1999                                                              1,026
                                                               --------

Total minimum lease payment                                      25,660

Amount representing interest at 12% per annum                    (4,383)
                                                               --------

Present value of net minimum lease payments                      21,277
Less current portion                                             (9,224)
                                                               --------
Long-term portion of net minimum lease payments                $ 12,053
                                                               ========





7.    CUSTOMERS

      The  Company's   customer   base  consists  of  large  retail   companies,
      principally in the supermarket industry, located throughout the United States.

      Major customers accounted for the following percentages of revenue:



                 Customers            1996       1995       1994

                     A                 39 %       32 %       53 %
                     B                 12         13         12
                     C                 10         11          -




8.    RELATED-PARTY TRANSACTIONS

      Product Distribution Agreement - The Company sold certain products under the terms of a product distribution agreement (the "Agreement") with IVI. The Agreement granted the Company the nonexclusive right to market, distribute or sell IVI's products in the United States. The Agreement expired on December 31, 1992, and the Company and IVI have continued to transact business under an informal extension of the Agreement. Total purchases from IVI were approximately $453,000, $1,190,000 and $751,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

9.    WRITE-OFF OF CAPITALIZED SOFTWARE COSTS

      In December 1994, the Company wrote off $657,479 of capitalized software development costs relating to a software product under development. These costs had previously been capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The write-off resulted from the reprioritization of Company resources to focus on new market requirements. Prior to the release of the software product for which development costs had been capitalized, market demands shifted towards integrated payment system solutions away from the stand-alone product under development by the Company. Accordingly, the Company canceled the project under development and redirected its marketing and product development efforts to meet current market opportunities for integrated products. An additional $55,846 of severance costs was incurred in connection with the decision to write off the capitalized software costs and was included in research and development expenses for the year ended December 31, 1994.

                                   * * * * * *





