Form 10-Q
period 1997-03-31
NATIONAL TRANSACTION NETWORK INC
filed 1997-05-14
CIK 315999

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

                                 (508) 870-3200
                                 --------------
              (Registrant's telephone number, including area code)


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.15 par value per share, outstanding as of May 13, 1997: 3,248,606 shares.



                       NATIONAL TRANSACTION NETWORK, INC.



                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

   Item 1   Financial Statements

                 Balance Sheets
                          March 31, 1997 and December 31, 1996                3

                 Statements of Operations
                          Three months ended March 31, 1997 and 1996          5

                 Statements of Cash Flows
                          Three months ended March 31, 1997 and 1996          6

                 Notes to Financial Statements                                7

   Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               9


PART II  OTHER INFORMATION                                                   11


Signatures                                                                   12


                         PART I - FINANCIAL STATEMENTS


ITEM I. FINANCIAL STATEMENTS
----------------------------

                       NATIONAL TRANSACTION NETWORK, INC.
                                 BALANCE SHEETS


                                     ASSETS
                                     ------


                                                                         (Unaudited)
                                                                           March 31,                December 31,
                                                                             1997                       1996
                                                                             ----                       ----
CURRENT ASSETS:
   Cash and equivalents                                                    $  152,000                 $  266,045
   Accounts receivable
   (Net of allowance for doubtful accounts
    of $100,000 at March 31, 1997
    and December 31, 1996)                                                  1,228,610                  1,406,113
   Accounts receivable-stockholder                                            156,050
   Inventory                                                                  272,579                    233,590
   Prepaid expenses                                                            42,746                     36,394
                                                                           ----------                 ----------
     TOTAL CURRENT ASSETS                                                   1,851,985                  1,942,142
                                                                           ----------                 ----------

PROPERTY AND EQUIPMENT                                                        807,829                    785,051
   Less accumulated depreciation
    and amortization                                                         (607,971)                  (578,032)
                                                                           ----------                 ----------
     PROPERTY AND
     EQUIPMENT - NET                                                          199,858                    207,019
                                                                           ----------                 ----------
OTHER ASSETS                                                                   15,601                     11,931
                                                                           ----------                 ----------
                    TOTAL                                                  $2,067,444                 $2,161,092
                                                                           ==========                 ==========



                       See Notes to Financial Statements.


                       NATIONAL TRANSACTION NETWORK, INC.
                                 BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                          (Unaudited)
                                                                            March 31,                December 31,
                                                                              1997                       1996
                                                                              ----                       ----
CURRENT LIABILITIES:
   Accounts payable                                                        $  456,896                 $  497,569
   Accounts payable-stockholder                                               151,286                     95,287
   Accrued liabilities                                                        404,027                    348,786
   Deferred revenue                                                           537,186                    561,982
   Short term portion of capital lease                                         11,799                      9,224
                                                                           ----------                 ----------
     TOTAL CURRENT LIABILITIES                                              1,561,194                  1,512,848
                                                                           ----------                 ----------

LONG TERM LIABILITIES:
   Long term portion of capital lease                                           9,478                     12,053
   Deferred revenue                                                             1,125                      1,941
                                                                           ----------                 ----------
     TOTAL LONG TERM LIABILITIES                                               10,603                     13,994
                                                                           ----------                 ----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.10 par value;
    authorized, 5,000,000 shares;
    none outstanding
   Common stock, $.15 par value;
    authorized, 6,666,667 shares;
    issued and outstanding, 3,248,606
    shares at March 31, 1997 and
    December 31, 1996                                                         487,291                    487,291
   Additional paid-in capital                                              12,589,255                 12,589,255
   Accumulated Deficit                                                    (12,580,899)               (12,442,296)
                                                                           ----------                 ----------
     TOTAL STOCKHOLDERS'
        EQUITY                                                                495,647                    634,250
                                                                           ----------                 ----------
                  TOTAL                                                    $2,067,444                 $2,161,092
                                                                           ==========                 ==========


                       See Notes to Financial Statements.



                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                                  ---------
                                                                                       1997                        1996
                                                                                       ----                        ----
REVENUE:
   Systems and equipment                                                            $  576,265                  $  854,307
   Software and services                                                               645,888                     513,814
                                                                                    ----------                  ----------
     Total                                                                           1,222,153                   1,368,121
                                                                                    ----------                  ----------
COST AND EXPENSES:
   Cost of revenue                                                                     611,581                     720,194
   Sales and marketing                                                                 261,998                     276,483
   Research and development                                                            247,983                     244,621
   General and administrative                                                          240,940                     206,019
                                                                                    ----------                  ----------
     Total                                                                           1,362,502                   1,447,317
                                                                                    ----------                  ----------
LOSS FROM OPERATIONS                                                                  (140,349)                    (79,196)
                                                                                    ----------                  ----------
OTHER INCOME :
   Interest income                                                                       1,746                       3,110
                                                                                    ----------                  ----------
     Total                                                                               1,746                       3,110
                                                                                    ----------                  ----------
       NET LOSS                                                                      ($138,603)                   ($76,086)
                                                                                    ==========                  ==========

NET LOSS  PER COMMON SHARE                                                              ($0.04)                     ($0.02)
                                                                                    ==========                  ==========


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                                           3,248,606                   3,248,606
                                                                                    ==========                  ==========


                       See Notes to Financial Statements.



                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                        ---------
                                                                                           1997                          1996
                                                                                           ----                          ----

Cash Flows From Operating Activities:
Net loss                                                                                ($138,603)                    ($ 76,086)
                                                                                         --------                      --------
Adjustments to reconcile net income (loss) to
   net cash provided by (used for) operating activities:
Depreciation and amortization                                                              29,939                        25,759
Increase (decrease) in cash from:
   Accounts receivable                                                                    177,503                       166,333
   Accounts receivable-stockholder                                                       (156,050)
   Inventory                                                                              (38,989)                       43,965
   Prepaid expenses                                                                        (6,352)                       (9,400)
   Other Assets                                                                            (3,670)                       (1,280)
   Accounts payable-stockholder                                                            55,999
   Accounts payable and accrued
     liabilities                                                                           14,568                       (85,731)
   Deferred revenue                                                                       (25,612)                      337,366
                                                                                         --------                      --------
Total adjustments                                                                          47,336                       477,012
                                                                                         --------                      --------
Net cash provided by (used for) operating activities                                      (91,267)                      400,926
                                                                                         --------                      --------
Cash Flows From Investing Activities:
   Purchases of property and equipment                                                    (22,778)                      (49,076)
                                                                                         --------                      --------
Net cash used for investing activities                                                    (22,778)                      (49,076)
                                                                                         --------                      --------
Net increase (decrease) in cash and
   equivalents                                                                           (114,045)                      351,850

Cash and Equivalents, Beginning of Period                                                 266,045                       407,257
                                                                                         --------                      --------
Cash and Equivalents, End of Period                                                      $152,000                      $759,107
                                                                                         ========                      ========


                       See Notes to Financial Statements.


                           TRANSACTION NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS


1. The accompanying financial statements and notes do not include all of the disclosures made in the Company's Form 10-K for the year ended December 31, 1996 which should be read in conjunction with these statements. In the opinion of the Company, the statements include all adjustments necessary for a fair presentation of the quarterly results.

2. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

3. On September 13, 1996, International Verifact Inc. ("IVI") acquired beneficial ownership of approximately 84% of the outstanding common stock, $.15 par value, of the Company in a private transaction. IVI acquired such shares in exchange for IVI common shares having an aggregated market value of approximately $1,254,000.

4. Net loss per common share is computed based on the weighted average number of common shares outstanding during each quarter. Shares issuable upon exercise of outstanding stock options have been excluded from the computations since their effect would be antidilutive.

     In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which the Company will adopt in the fourth quarter of 1997. Had SFAS No. 128 been effective for the quarters ended March 31, 1997 and March 31, 1996, basic and diluted net loss per share under SFAS No. 128 would have been the same as the reported net loss per common share.

5. In March 1997, the Company renewed its working capital line of credit with its bank through January 4, 1998. Maximum available borrowings under the line are the lesser of $750,000 or certain levels of eligible accounts receivable and are subject to monthly and quarterly financial performance covenants. Borrowings bear interest at a rate per annum equal to the bank's prime rate plus 1.5%, are secured by the Company's assets, and are guaranteed by IVI. At March 31, 1997, there were no borrowings outstanding under the credit line. Borrowing availability under the credit line was $661,515 at March 31, 1997.


6. The Company accounts for Research and Development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." It is the Company's policy to capitalize costs relating to the development of its products once technological feasibility has been achieved until such time when products are available for general release to customers, provided that the recoverability of such costs is reasonably assured through expected sales revenue less related selling expenses. For the quarter ended March 31, 1997, there were no costs incurred that required capitalization. Upon availability of products for general release to customers, any related capitalized development costs are amortized over a suitable period based on the products' estimated economic life.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

         Revenue for the quarter ended March 31, 1997 decreased by 10.7% to $1,222,153 compared to $1,368,121 for the quarter ended March 31, 1996. The decrease in revenue for the quarter was primarily due to the installation of a large number of the Company's systems by a significant customer in the quarter ended March 31, 1996 relating to the automation of consumer payment options involving electronic food stamps. Furthermore, as a result of resource constraints, the Company has been delayed in its ability to deliver new payment system products to meet the new technology demands of several customers and prospects. Management believes, however, that the recent acquisition of approximately 84% of the Company's outstanding common stock by IVI makes available the additional resources of IVI needed by the Company to expand the development and marketing of its products and services.

         Gross margins as a percent of revenue were 50.0% for the quarter ended March 31, 1997 compared to 47.4% for the quarter ended March 31, 1996. The increase in gross margin percentages between the two quarterly periods was primarily due to a shift in mix between hardware, software, and professional services revenues. For the quarter ended March 31, 1997, higher margin software and professional services revenue accounted for approximately 53% of total revenue compared to approximately 38% of total revenue for the quarter ended March 31, 1996.

         Total operating expenses for the quarter ended March 31, 1997 increased by 3.3% compared to the quarter ended March 31, 1996. Sales and marketing expenses in the first quarter of 1997 decreased by 5.2% to $261,998 compared to $276,483 in the first quarter of 1996. The decrease in sales and marketing expenses related to decreases in compensation and fringe benefit expenses and occupancy expense allocations, primarily resulting from the assignment of certain personnel and related expenses previously assigned to sales and marketing expenses in the quarter ended March 31, 1996 to costs of goods sold in the quarter ended March 31, 1997.

         Research and development expenses increased by 1.4% to $247,983 for the quarter ended March 31, 1997 compared to $244,621 for the quarter ended March 31, 1996. Increases in research and development expenses between the two quarterly periods were incurred for outside consulting expenses due to the utilization of contract programmers, recruiting expenses related to the hiring of additional research and development staff, and software support contracts for new software development tools. These increases were partially offset by decreases in compensation and fringe benefits expenses, travel and entertainment expenses, and occupancy expense allocations resulting from attrition of research and development personnel during 1996.



         General and administrative expenses increased by 17.0% to $240,940 for the quarter ended March 31, 1997 compared to $206,019 for the quarter ended March 31, 1996. Increases in compensation, fringe benefit, and travel and entertainment expenses related to certain management personnel changes made immediately following the acquisition in September 1996 of approximately 84% of the Company's common stock by IVI. In addition, an increase in outside services expense resulted primarily from the utilization of an outside consultant assisting the Company with business expansion and company acquisition initiatives.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash balances at March 31, 1997 were $152,000 compared to $266,045 at December 31, 1996. Net cash used for operating activities was $91,267 for the quarter ended March 31, 1997. The net loss for the quarter ended March 31, 1997 primarily accounted for the cash used by operations during the quarter. Net cash used in investing activities for the quarter ended March 31, 1997 totaled $22,778 and represented primarily capital equipment expenditures, principally for computer and office equipment.

         In March 1997, the Company renewed its working capital line of credit with its bank through January 4, 1998. Maximum available borrowings under the line are the lesser of $750,000 or certain levels of eligible accounts receivable and are subject to monthly and quarterly financial performance covenants. Borrowings bear interest at a rate per annum equal to the bank's prime rate plus 1.5%, are secured by the Company's assets, and are guaranteed by
IVI. At March 31, 1997, there were no borrowings outstanding under the credit line. Borrowing availability under the credit line was $661,515 at March 31, 1997.

         Management believes that sources of liquidity for future needs can be generated from existing cash balances, cash generated from operations, borrowings available to the Company under its bank-financed working capital line of credit, and financial resources made available to the Company from IVI, the terms of which are pending negotiation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT
----------------------------------------

         In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which the Company will adopt in the fourth quarter of 1997. Had SFAS No. 128 been effective for the quarters ended March 31, 1997 and March 31, 1996, basic and diluted net loss per share under SFAS No. 128 would have been the same as the reported net loss per common share.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company has no material legal proceedings at this time.

Item 2.  Changes in Securities.

         Not applicable.

Item 3.  Defaults upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of the security holders in the quarter ended March 31, 1997.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

                  None.

         (b) Reports on Form 8-K.

                  None.






                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NATIONAL TRANSACTION NETWORK, INC.





DATE:  May 13, 1997                  By:  /s/  L. Barry Thomson
                                        -------------------------------
                                        L. Barry Thomson, Chief Executive
                                        Officer, President and Chairman of the
                                        Board (Principal Executive Officer)






DATE:  May 13, 1997                 By:  /s/  Milton A. Alpern
                                       --------------------------------
                                       Milton A. Alpern, Vice President of
                                       Finance and Administration (Principal
                                       Financial and Accounting Officer)






