Form 10-Q
period 1997-06-30
NATIONAL TRANSACTION NETWORK INC
filed 1997-08-13
CIK 315999

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to ___________

                         Commission file number 0-10966

                       NATIONAL TRANSACTION NETWORK, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      No. 75-1535237
  -----------------------------                        --------------------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification Number)


                     117 Flanders Road
                 Westborough, Massachusetts                 01581
                ----------------------------               -------
          (Address of principal executive offices)        (Zip Code)

                                 (508) 870-3200
                               ------------------
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                   -----    -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.15 par value per share, outstanding as of August 11, 1997: 3,248,606 shares.



                       NATIONAL TRANSACTION NETWORK, INC.



                                                                            PAGE
                                                                            ----
PART I  FINANCIAL INFORMATION

        Item 1  Financial Statements

                Balance Sheets
                        June 30, 1997 and December 31, 1996                   3

                Statements of Operations
                        Three months ended June 30, 1997 and 1996             5
                        Six months ended June 30, 1997 and 1996               6

                Statements of Cash Flows
                        Six months ended June 30, 1997 and 1996               7

                Notes to Financial Statements                                 8

        Item 2  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                   10


PART II OTHER INFORMATION                                                     13


SIGNATURES                                                                    15

                             PART I - FINANCIAL STATEMENTS


ITEM I. FINANCIAL STATEMENTS
----------------------------

                       NATIONAL TRANSACTION NETWORK, INC.
                                 BALANCE SHEETS


                                     ASSETS
                                  -------------

                                                 (Unaudited)
                                                   June 30,        December 31,
                                                     1997              1996
                                               -------------     ---------------

CURRENT ASSETS:
   Cash and equivalents                            $49,735            $266,045
   Accounts receivable
   (Net of allowance for doubtful accounts
    of $100,000 at June 30, 1997
    and December 31, 1996)                         610,082           1,406,113
   Accounts receivable-stockholder                  14,079                   0
   Inventory                                       160,525             233,590
   Prepaid expenses                                 39,391              36,394
                                               -------------     ---------------
     TOTAL CURRENT ASSETS                          873,812           1,942,142
                                               -------------     ---------------

PROPERTY AND EQUIPMENT                             921,853             785,051
   Less accumulated depreciation
    and amortization                              (641,225)           (578,032)
                                               -------------     ---------------
     PROPERTY AND
     EQUIPMENT - NET                               280,628             207,019
                                               -------------     ---------------
OTHER ASSETS:
     Deposits                                       14,663              11,931
     Capitalized software costs                     15,248                   0
                                               -------------     ---------------
                    TOTAL                       $1,184,351          $2,161,092
                                               -------------     ---------------
                                               -------------     ---------------


See Notes to Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    ----------------------------------------

                                              (Unaudited)
                                                June 30,           December 31,
                                                  1997                 1996
                                              -------------      ---------------

CURRENT LIABILITIES:
   Accounts payable                               $230,418          $497,569
   Accounts payable-stockholder                     10,813            95,287
   Accrued liabilities                             200,048           348,786
   Deferred revenue                                390,506           561,982
   Short term portion of capital lease              29,241             9,224
                                              -------------      ---------------
     TOTAL CURRENT LIABILITIES                     861,026         1,512,848
                                              -------------      ---------------

LONG TERM LIABILITIES:
   Long term portion of capital lease               55,425            12,053
   Deferred revenue                                  8,214             1,941
                                              -------------      ---------------
     TOTAL LONG TERM LIABILITIES                    63,639            13,994
                                              -------------      ---------------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.10 par value;
    authorized, 5,000,000 shares;
    none outstanding
   Common stock,  $.15 par value;
    authorized,  20,000,000  shares;
    issued and outstanding, 3,248,606
    shares at June 30, 1997 and
    December 31, 1996                              487,291           487,291
   Additional paid-in capital                   12,589,255        12,589,255
   Accumulated deficit                         (12,816,860)      (12,442,296)
                                              -------------      ---------------
     TOTAL STOCKHOLDERS'
        EQUITY                                     259,686           634,250
                                              -------------      ---------------
                  TOTAL                         $1,184,351        $2,161,092
                                              -------------      ---------------
                                              -------------      ---------------

See Notes to Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                 Three Months Ended
                                                      June 30,
                                        -------------  -----  ---------------
                                             1997                  1996
                                        -------------         ---------------
REVENUE:
   Systems and equipment                   $388,075              $534,635
   Software and services                    552,338               624,574
                                        -------------         ---------------
     Total                                  940,413             1,159,209
                                        -------------         ---------------
COST AND EXPENSES:
   Cost of revenue                          474,898               487,942
   Sales and marketing                      236,946               292,457
   Research and development                 272,900               236,019
   General and administrative               187,069               200,168
                                        -------------         ---------------
     Total                                1,171,813             1,216,586
                                        -------------         ---------------
LOSS FROM OPERATIONS                       (231,400)              (57,377)
                                        -------------         ---------------
OTHER INCOME (EXPENSE):
   Interest income                               32                 6,052
   Interest expense                          (4,595)                    0
                                        -------------         ---------------
     Total                                   (4,563)                6,052
                                        -------------         ---------------
       NET LOSS                           ($235,963)             ($51,325)
                                        -------------         ---------------
                                        -------------         ---------------

NET LOSS PER COMMON SHARE                    ($0.07)               ($0.02)
                                        -------------         ---------------
                                        -------------         ---------------

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                3,248,606             3,248,606
                                        -------------         ---------------
                                        -------------         ---------------

See Notes to Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                 Six Months Ended
                                                      June 30,
                                        -------------  -----  ---------------
                                             1997                  1996
                                        -------------         ---------------
REVENUE:
   Systems and equipment                   $964,341            $1,388,193
   Software and services                  1,198,225             1,139,138
                                        -------------         ---------------
     Total                                2,162,566             2,527,331
                                        -------------         ---------------
COST AND EXPENSES:
   Cost of revenue                        1,086,479             1,208,136
   Sales and marketing                      498,943               568,941
   Research and development                 520,883               480,641
   General and administrative               428,009               406,186
                                        -------------         ---------------
     Total                                2,534,314             2,663,904
                                        -------------         ---------------
LOSS FROM OPERATIONS                       (371,748)             (136,573)
                                        -------------         ---------------
OTHER INCOME (EXPENSE):
   Interest income                            1,779                 9,162
   Interest expense                          (4,595)                    0
                                        -------------         ---------------
     Total                                   (2,816)                9,162
                                        -------------         ---------------
       NET LOSS                           ($374,564)            ($127,411)
                                        -------------         ---------------

NET LOSS  PER COMMON SHARE                   ($0.12)               ($0.04)
                                        -------------         ---------------

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                3,248,606             3,248,606
                                        -------------         ---------------
                                        -------------         ---------------


See Notes to Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Six Months Ended
                                                                           June 30,
                                                             -------------         ---------------
                                                                 1997                   1996
                                                             -------------         ---------------
Cash Flows From Operating Activities:
Net loss                                                       ($374,564)             ($127,411)
                                                             -------------         ---------------
Adjustments to  reconcile  net loss to net cash
 provided by (used for) operating activities:
Depreciation and amortization                                     63,193                 52,736
Increase (decrease) in cash from:
   Accounts receivable                                           796,031                487,737
   Accounts receivable-stockholder                               (14,079)                     0
   Inventory                                                      73,065                (50,182)
   Prepaid expenses                                               (2,997)               (26,469)
   Deposits                                                       (2,732)                (1,280)
   Accounts payable-stockholder                                  (84,474)                     0
   Accounts payable and accrued
     liabilities                                                (415,889)              (312,986)
   Deferred revenue                                             (165,203)               316,906
                                                             -------------         ---------------
Total adjustments                                                246,915                466,462
                                                             -------------         ---------------
Net cash provided by (used for) operating activities            (127,649)               339,051
                                                             -------------         ---------------
Cash Flows From Investing Activities:
   Purchases of property and equipment                           (73,413)               (52,800)
   Capitalization of software development costs                  (15,248)                     0
                                                             -------------         ---------------
Net cash used for investing activities                           (88,661)               (52,800)
                                                             -------------         ---------------
Cash Flows From Financing Activities:
   Proceeds from bank line of credit                             100,000                      0
   Repayment of bank line of credit                             (100,000)                     0
                                                             -------------         ---------------
Net cash provided by (used for) financing
   activities                                                          0                      0
                                                             -------------         ---------------
Net increase (decrease) in cash and
   equivalents                                                  (216,310)               286,251

Cash and Equivalents, Beginning of Period                        266,045                407,257
                                                             -------------         ---------------
Cash and Equivalents, End of Period                              $49,735               $693,508
                                                             -------------         ---------------
                                                             -------------         ---------------
Non-Cash Transactions:
     Capital lease additions                                     $63,389                     $0
                                                             -------------         ---------------
                                                             -------------         ---------------

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

2. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3. On September 13, 1996, International Verifact Inc. (IVI) acquired beneficial ownership of approximately 84% of the outstanding common stock, $.15 par value, of the Company in a private transaction. IVI acquired such shares in exchange for IVI common shares having an aggregated market value of approximately $1,254,000.

4. Net loss per common share is computed based on the weighted average number of common shares outstanding during each quarter. Shares issuable upon exercise of outstanding stock options have been excluded from the computations since their effect would be antidilutive.

       In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which the Company will adopt in the fourth quarter of 1997. Had SFAS No. 128 been effective for the quarter and six months ended June 30, 1997 and June 30, 1996, basic and diluted net loss per share under SFAS No. 128 would have been the same as the reported net loss per common share.

5. In March 1997, the Company renewed its working capital line of credit with its bank through January 4, 1998. Maximum available borrowings under the line are the lesser of $750,000 or certain levels of eligible accounts receivable and are subject to monthly and quarterly financial performance covenants. Borrowings bear interest at a rate per annum equal to the bank's prime rate plus 1.5%, are secured by the Company's assets, and are guaranteed by IVI. At June 30, 1997, there were no borrowings outstanding under the credit line. Borrowing availability under the credit line was $365,576 at June 30, 1997.

6. The Company accounts for Research and Development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." It is the Company's policy to capitalize costs relating to the development of its products once technological feasibility has been achieved until such time when products are available for general release to customers, provided that the recoverability of such costs is reasonably assured through expected sales revenue less related selling expenses. Upon availability of products for general release to customers, all related capitalized development costs are amortized over a suitable period based on the products' estimated economic life. For the quarter ended June 30, 1997, capitalized software development costs amounted to $15,248.

7. At the Company's annual meeting of stockholders held on June 10, 1997, the stockholders approved an increase in the number of shares of common stock, par value $.15, authorized for issuance from 6,666,667 shares to 20,000,000 shares.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

RESULTS OF OPERATIONS

        Revenue for the quarter ended June 30, 1997 decreased by 18.9% to $940,413 compared to $1,159,209 for the quarter ended June 30, 1996. For the six months ended June 30, 1997, revenue decreased by 14.4% to $2,162,566 compared to $2,527,331 for the six months ended June 30, 1996. The decreases in revenue were primarily due to delays, resulting from resource constraints, in the Company's ability to develop and deliver payment system products to meet the new technology demands of its customers and prospects. IVI's acquisition of approximately 84% of the Company's outstanding common stock in September 1996 has made available the additional resources of IVI needed by the Company to begin development of such products.

        Gross margins as a percent of revenue were 49.5% and 49.8%, respectively, for the quarter and six months ended June 30, 1997 compared to 57.9% and 52.2%, respectively, for the quarter and six months ended June 30, 1996. The decreases in gross margin percentages were primarily due to increases in compensation and fringe benefit expenses and occupancy expense allocations, resulting from the assignment of certain personnel and related expenses previously assigned to sales and marketing expenses in the quarter and six months ended June 30, 1996 to costs of goods sold in the quarter and six months ended June 30, 1997. The resulting decreases in gross margin percentages were partially offset by a shift in mix between hardware, software, and professional services revenue. Higher margin software and professional services revenue accounted for approximately 59% and 55%, respectively, of total revenue for the quarter and six months ended June 30, 1997 compared to approximately 54% and 45%, respectively, for the quarter and six months ended June 30, 1996.

        Sales and marketing expenses in the second quarter of 1997 decreased by 19.0% to $236,946 compared to $292,457 in the second quarter of 1996. For the six months ended June 30, 1997, sales and marketing expenses decreased by 12.3% to $498,943 compared to $568,941 for the six months ended June 30, 1996. As noted above, a change in the assignment of certain personnel and related expenses, previously assigned to sales and marketing expenses in the quarter and six months ended June 30, 1996 to costs of goods sold in the quarter and six months ended June 30, 1997, was primarily responsible for the decreases in sales and marketing expenses. Additionally, decreases in sales commission expenses, due to the decreases in revenues, also contributed to the decreases in sales and marketing expenses for the quarter and six months ended June 30, 1997 compared to the quarter and six months ended June 30, 1996.

        Research and development expenses increased by 15.6% to $272,900 for the quarter ended June 30, 1997 compared to $236,019 for the quarter ended June 30, 1996. For the six months ended June 30, 1997, research and development expenses increased by 8.4% to $520,883 compared to $480,641 for the six months ended June 30, 1996. Increases in outside consulting expenses due to the utilization of contract programmers and recruiting expenses related to the hiring of additional research and development staff were primarily responsible for the increases in research and development expenses for the quarter and six months ended June 30, 1997 compared to the quarter and six months ended June 30, 1996. The increases were partially offset by the capitalization of certain software development costs in the quarter ended June 30, 1997 totaling approximately $15,000 in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." For the quarter and six months ended June 30, 1996, there were no research and development expenses incurred that required capitalization.

        General and administrative expenses decreased by 6.5% to $187,069 for the quarter ended June 30, 1997 compared to $200,168 for the quarter ended June 30, 1996. For the six months ended June 30, 1997, general and administrative expenses increased by 5.4% to $428,009 compared to $406,186 for the six months ended June 30, 1996. For both the quarter and six months ended June 30,1997, increases in compensation, fringe benefit, and travel and entertainment expenses resulted due to certain management personnel changes made immediately following the acquisition in September 1996 of approximately 84% of the Company's common stock by IVI. In addition, increases in outside services expense resulted primarily from the utilization of an outside consultant assisting the Company with business expansion initiatives. In the quarter ended June 30, 1997, a change in the estimated accrual for management relocation, which was established at the end of 1996, resulted in a net decrease in general and administrative expenses compared to the quarter ended June 30, 1996.

        Decreases in interest income for the quarter and six months ended June 30, 1997 compared to the quarter and six months ended June 30, 1996 were due to decreases in the amount of funds available for investment. Interest expense for the quarter and six months ended June 30, 1997 was incurred on capitalized lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

        Cash balances at June 30, 1997 were $49,735 compared to $266,045 at December 31, 1996. Net cash used for operating activities was $127,649 for the six months ended June 30, 1997. The net loss for the six months ended June 30, 1997, coupled with decreases in accounts payable, accrued expenses and deferred revenue and offset by a decrease in accounts receivable, primarily accounted for the cash used by operations during the period. Net cash used in investing activities for the six months ended June 30, 1997 totaled $88,661 and represented capital equipment expenditures, principally for computer and office equipment, and the capitalization of certain software development expenses.

        In March 1997, the Company renewed its working capital line of credit with its bank through January 4, 1998. Maximum available borrowings under the line are the lesser of $750,000 or certain levels of eligible accounts receivable and are subject to monthly and quarterly financial performance covenants. Borrowings bear interest at a rate per annum equal to the bank's prime rate plus 1.5%, are secured by the Company's assets, and are guaranteed by
IVI. At June 30, 1997, there were no borrowings outstanding under the credit line. Borrowing availability under the credit line was $365,576 at June 30, 1997.

        Management believes that sources of liquidity for future needs can be generated from existing cash balances, cash generated from operations, and borrowings available to the Company under its bank-financed working capital line of credit. In addition, the Company is currently negotiating a Convertible Subordinated Note Purchase Agreement (the Note Agreement) with IVI. It is anticipated that the Note Agreement will be signed by the parties in the next fiscal quarter and will provide for the Company to issue and sell notes (the Notes) from time to time to IVI in the aggregate amount of up to $1,000,000. While the Note Agreement is not yet in final form, it is currently anticipated that the Notes, when issued, shall (i) have a five year term, (ii) be subordinate to the bank-financed working capital line of credit and secured by the assets of the Company, (iii) be subject to certain registration rights in the event that the Company determines to register additional shares of common stock, par value $.15 (the Common Stock), under the Securities Act, and (iv) be convertible at the option of IVI at any time and from time to time into shares of the Company's Common Stock. The conversion price shall be the price per share determined by mutual agreement of the parties, but shall be equal to no less than the fair market value as determined in the Note Agreement.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

        In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which the Company will adopt in the fourth quarter of 1997. Had SFAS No. 128 been effective for the quarter and six months ended June 30, 1997 and June 30, 1996, basic and diluted net loss per share under SFAS No. 128 would have been the same as the reported net loss per common share.

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

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

        (a) The Company held its annual meeting of stockholders on June 10, 1997. The number of shares issued, outstanding and eligible to vote as of the record date of April 11, 1997 was 3,248,606. For quorum, 2,883,759 shares of the eligible voting shares tabulated.

        (b)     The following  directors were elected at and continued in office
                after  the  meeting:  L.  Barry  Thomson,   Kenneth  M.  Kubler,
                Christopher F. Schellhorn, and George C. Whitton.

        (c) The following matters were voted on at the annual stockholders meeting:

                1. To fix the  number  of  Directors  at four (4) and to elect a
                   Board of Directors for the ensuing year.

                        Director                      Number of Shares
                        --------                      ----------------
                                                                       Withhold
                                                  For                 Authority
                                                  ---                 ---------

                   L. Barry Thomson            2,881,614                2,145
                   Kenneth M. Kubler           2,881,614                2,145
                   Christopher F. Schellhorn   2,881,614                2,145
                   George C. Whitton           2,881,614                2,145

                2. To ratify an amendment to the Company's Restated  Certificate of Incorporation increasing the numbers of shares of common stock, par value $.15, authorized for issuance from 6,666,667 shares to 20,000,000 shares.

                                                     Number of Shares
                                                     ----------------

                        For                            2,880,666
                        Against                            2,983
                        Abstain                              110

                3. To ratify the  selection of the firm of Deloitte & Touche LLP as auditors of the Company for the fiscal year ending December 31, 1997.

                                                     Number of Shares
                                                     ----------------

                        For                            2,883,707
                        Against                               22
                        Abstain                               30


        (d)  Not applicable.

Item 5. Other Information.
        ------------------

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

        (a) Exhibits.

            None.

        (b) Reports on Form 8-K.

            None.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 NATIONAL TRANSACTION NETWORK, INC.





DATE:  August 11, 1997           By: /s/  L. Barry Thomson
                                     ---------------------
                                     L. Barry Thomson, Chief Executive
                                     Officer, President and Chairman of the
                                     Board (Principal Executive Officer)






DATE:  August 11, 1997           By: /s/  Milton A. Alpern
                                     ---------------------
                                     Milton A. Alpern, Vice President of Finance
                                     and Administration (Principal Financial and
                                     Accounting Officer)