Form 10-Q
period 1997-09-30
NATIONAL TRANSACTION NETWORK INC
filed 1997-11-13
CIK 315999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

                         COMMISSION FILE NUMBER 0-10966


                       NATIONAL TRANSACTION NETWORK, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                          No. 75-1535237
        ---------------------------------           ----------------------
        (State or other jurisdiction                (I.R.S. Employer
        of incorporation or organization)           Identification Number)


                                117 Flanders Road
                           Westborough, Massachusetts                01581
                    ----------------------------------------       ----------
                    (Address of principal executive offices)       (Zip Code)

                                 (508) 870-3200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.15 par value per share, outstanding as of November 7, 1997: 3,268,439 shares.





                       NATIONAL TRANSACTION NETWORK, INC.



                                                                         PAGE
                                                                         ----
PART I  FINANCIAL INFORMATION

        Item 1  Financial Statements

                Balance Sheets
                        September 30, 1997 and December 31, 1996           3

                Statements of Operations
                        Three months ended September 30, 1997 and 1996     5
                        Nine months ended September 30, 1997 and 1996      6

                Statements of Cash Flows
                        Nine months ended September 30, 1997 and 1996      7

                Notes to Financial Statements                              8

        Item 2  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                10


PART II OTHER INFORMATION                                                  14


SIGNATURES                                                                 16


                          PART I - FINANCIAL STATEMENTS


ITEM I. FINANCIAL STATEMENTS
----------------------------

                       NATIONAL TRANSACTION NETWORK, INC.
                                 BALANCE SHEETS


                                     ASSETS
                             ----------------------

                                                     (Unaudited)
                                                    September 30,  December 31,
                                                        1997           1996
                                                    -----------    -----------

CURRENT ASSETS:
   Cash and equivalents                             $   143,919    $   266,045
   Accounts receivable
   (Net of allowance for doubtful accounts
    of $100,000 at September 30, 1997
    and December 31, 1996)                            1,092,059      1,406,113
   Inventory                                          1,099,163        233,590
   Prepaid expenses                                      39,028         36,394
                                                    -----------    -----------
     TOTAL CURRENT ASSETS                             2,374,169      1,942,142
                                                    -----------    -----------

PROPERTY AND EQUIPMENT                                  935,846        785,051
   Less accumulated depreciation
    and amortization                                   (673,577)      (578,032)
                                                    -----------    -----------
     PROPERTY AND
     EQUIPMENT - NET                                    262,269        207,019
                                                    -----------    -----------
OTHER ASSETS:
   Deposits                                              14,663         11,931
   Capitalized software costs                           127,478              0
                                                    -----------    -----------
     TOTAL OTHER ASSETS                                 142,141         11,931
                                                    -----------    -----------

                    TOTAL                           $ 2,778,579    $ 2,161,092
                                                    ===========    ===========



See Notes to Financial Statements.



                       NATIONAL TRANSACTION NETWORK, INC.
                                 BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------------------------------

                                                      (Unaudited)
                                                     September 30,  December 31,
                                                         1997          1996
                                                     ------------- -------------

CURRENT LIABILITIES:
   Accounts payable                                    $344,452        $497,569
   Accounts payable to stockholder                    1,079,934          95,287
   Accrued liabilities                                  460,124         348,786
   Deferred revenue                                     231,651         561,982
   Short term portion of capital lease                   42,519           9,224
                                                     ----------      ----------
     TOTAL CURRENT LIABILITIES                        2,158,680       1,512,848
                                                     ----------      ----------


LONG TERM LIABILITIES:
   Long term portion of capital lease                    28,505          12,053
   Deferred revenue                                       4,728           1,941
   Convertible subordinated debt                        400,000               0
   Interest payable - subordinated debt                   1,283               0
                                                     ----------      ----------
     TOTAL LONG TERM LIABILITIES                        434,516          13,994
                                                     ----------      ----------


STOCKHOLDERS' EQUITY:
   Preferred stock, $.10 par value;
    authorized, 5,000,000 shares;
    none outstanding
   Common stock, $.15 par value;  authorized,
    20,000,000  shares; issued and outstanding,
    3,256,939 shares at September 30, 1997 and
    3,248,606 at December 31, 1996                      488,541         487,291
   Additional paid-in capital                        12,592,355      12,589,255
   Deficit                                          (12,895,513)    (12,442,296)
                                                     ----------      ----------
      TOTAL STOCKHOLDERS'  EQUITY                       185,383         634,250
                                                     ----------      ----------
                  TOTAL                              $2,778,579      $2,161,092
                                                     ==========      ==========


See Notes to Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                        Three Months Ended
                                                             September 30,
                                                         ------------------
                                                         1997           1996
                                                         ----           ----

REVENUE:
     Systems and equipment                             $795,117       $685,078
     Software and services                              603,030        445,518
                                                      ---------      ---------
                                                      1,398,147      1,130,596
                                                      ---------      ---------

COST AND EXPENSES:
   Cost of revenue                                      855,142        601,603
   Sales and marketing                                  227,190        297,681
   Research and development                             201,452        207,315
   General and administrative                           185,597        370,418
                                                      ---------      ---------
     Total                                            1,469,381      1,477,017
                                                      ---------      ---------

LOSS FROM OPERATIONS                                    (71,234)      (346,421)
                                                      ---------      ---------

OTHER INCOME (EXPENSE):
   Interest income                                           22          7,206
   Interest expense                                      (7,441)             0
                                                       ---------      ---------

     Total                                               (7,419)         7,206
                                                       ---------      ---------

       NET LOSS                                        ($78,653)     ($339,215)
                                                       =========      =========

NET LOSS PER COMMON SHARE                                ($0.02)        ($0.10)
                                                       =========      =========
 WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                             3,250,671      3,248,606
                                                       =========      =========




See Notes to Financial Statements.


                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                        Nine Months Ended
                                                           September 30,
                                                    ----------------------------
                                                         1997           1996
                                                      -----------    ---------
REVENUE:
     Systems and equipment                           $1,759,457     $2,062,798
     Software and services                            1,801,256      1,595,129
                                                     ----------     ----------
                                                      3,560,713      3,657,927
                                                     ----------     ----------

COST AND EXPENSES:
   Cost of revenue                                    1,941,621      1,809,739
   Sales and marketing                                  726,135        866,623
   Research and development                             722,336        687,956
   General and administrative                           613,605        776,603
                                                     ----------     ----------
     Total                                            4,003,697      4,140,921
                                                     ----------     ----------

LOSS FROM OPERATIONS                                   (442,984)      (482,994)
                                                     ----------     ----------

OTHER INCOME (EXPENSE):
   Interest income                                        1,801         16,368
   Interest expense                                     (12,034)             0
                                                     ----------     ----------
      Total                                             (10,233)        16,368
                                                     ----------     ----------

       NET LOSS                                       ($453,217)     ($466,626)
                                                     ==========     ==========

 NET LOSS  PER COMMON SHARE                              ($0.14)        ($0.14)
                                                     ==========     ==========

 WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                            3,249,302      3,248,606
                                                     ==========     ==========




See Notes to Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                            September 30,
                                                    ----------------------------
                                                          1997         1996
                                                          ----         ----

 Cash Flows From Operating Activities:
 Net income (loss)                                      ($453,217)    ($466,626)
 -----------------                                      ----------    ----------

 Adjustments to reconcile  net income  (loss)
  to net cash  provided by (used for) operating
  activities:
 Depreciation and amortization                             95,545        77,834
 Increase (decrease) in cash from:
    Accounts receivable                                   314,054       680,497
    Inventory                                            (865,573)       25,330
    Prepaid expenses                                       (2,634)      (13,154)
    Deposits                                               (2,732)       (1,280)
    Accounts payable to stockholder                       984,647        38,119
    Accounts payable and accrued
      liabilities                                         (40,496)     (162,953)
    Deferred revenue                                     (327,544)      156,348
                                                         --------    ----------
 Total adjustments                                        155,267       800,741
                                                         --------    ----------
 Net cash provided by (used for) operating
  activities                                             (297,950)      334,115
                                                         --------    ----------
 Cash Flows From Investing Activities:
    Purchases of property and equipment                   (87,406)      (73,397)
    Capitalization of software development costs         (127,478)            0
                                                         --------    ----------
 Net cash used for investing activities                  (214,884)      (73,397)
                                                         --------    ----------
 Cash Flows From Financing Activities:
     Repayment of capital lease                           (13,642)            0
     Proceeds from issuance of convertible
       subordinated debt                                  400,000             0
     Proceeds from exercise of stock options                4,350             0
     Proceeds from bank line of credit                    400,000             0
     Repayment of bank line of credit                    (400,000)            0
                                                         --------    ----------
 Net cash provided by financing activities                390,708             0
                                                         --------    ----------
  Net increase (decrease) in cash and
    equivalents                                          (122,126)      260,718
                                                         --------    ----------

 Cash and Equivalents, Beginning of Period                266,045       407,257
                                                          --------    ---------

 Cash and Equivalents, End of Period                     $143,919      $667,975
                                                         ========      ========
 Supplemental Information:
     Cash paid for interest                               $10,751            $0
                                                         ========      ========

  Non-cash transactions:
     Capital lease additions                              $63,389            $0
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

    2. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

    3. On September 13, 1996, International Verifact Inc. ("IVI") acquired beneficial ownership of approximately 84% of the outstanding common stock, $.15 par value, of the Company in a private transaction. IVI acquired such shares in exchange for IVI common shares having an aggregated market value of approximately $1,254,000.

    4. Net loss per common share is computed based on the weighted average number of common shares outstanding during each period. Shares issuable upon the exercise of outstanding stock options and the conversion of convertible subordinated debt have been excluded from the computations since their effect would be antidilutive.

       In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which the Company will adopt in the fourth quarter of 1997. Had SFAS No. 128 been effective for the quarter and nine months ended September 30, 1997 and September 30, 1996, basic and diluted net loss per share under SFAS No. 128 would have been the same as the reported net loss per common share.

    5. For the quarter and nine months ended September 30, 1997, the Company made inventory purchases from IVI totaling approximately $1,300,000 and $1,475,000, respectively.

    6. In March 1997, the Company renewed its working capital line of credit with its bank through January 4, 1998. Maximum available borrowings under the line are the lesser of $750,000 or certain levels of eligible accounts receivable and are subject to monthly and quarterly financial performance covenants. Borrowings bear interest at a rate per annum equal to the bank's prime rate plus 1.5%, are secured by the Company's assets, and are guaranteed by IVI. At September 30, 1997, there were no borrowings outstanding under the credit line. Borrowing availability under the credit line was approximately $422,000 at September 30, 1997.




    7. At the Company's annual meeting of stockholders held on June 10, 1997, the stockholders approved an increase in the number of shares of common stock, $.15 par value, authorized for issuance from 6,666,667 shares to 20,000,000 shares.

    8. On August 18, 1997, the Company entered into a Convertible Subordinated Note Purchase Agreement (the "Note Agreement") with IVI whereby the Company may from time to time issue and sell to IVI, and IVI agrees to purchase, the Company's Convertible Subordinated Notes (the "Notes"), up to an aggregate principal amount of $1,000,000. On October 31, 1997, the aggregate principal amount of Notes which can be issued by the Company under the Note Agreement was increased to $2,000,000 in order to cover additional anticipated working capital needs of the Company. The Notes have a five year term, bear interest at a rate per annum equal to the prime rate plus 2%, are secured by the Company's assets, and are subordinate to the Company's bank-financed working capital line of credit. The Notes are convertible into the Company's common stock, $.15 par value, at any time in accordance with the terms of the Note Agreement, however the conversion price per share shall be equal to no less than the fair market value as determined in the Note Agreement. Additionally, the Notes are subject to certain registration rights in the event that the Company determines to register additional shares of common stock, $.15 par value, under the Securities Act. Interest payments on the Notes are deferred until maturity.

       On September 19, 1997, the Company issued a Note to IVI in the amount of $400,000. Interest payable on the Note totaled $1,283 at September 30, 1997.

    9. The Company accounts for Research and Development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." It is the Company's policy to capitalize costs relating to the development of its products once technological feasibility has been achieved until such time when products are available for general release to customers, provided that the recoverability of such costs is reasonably assured through expected sales revenue less related selling expenses. Upon availability of products for general release to customers, all related capitalized development costs are amortized over a suitable period based on the products' estimated economic life. For the quarter ended September 30, 1997, capitalized software development costs amounted to approximately $112,000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Revenue for the quarter ended September 30, 1997 increased by 23.7% to $1,398,147 compared to $1,130,596 for the quarter ended September 30, 1996. The increase in revenue between the two quarterly periods was primarily due to a significant customer's decision to begin the conversion and upgrade of a large number of systems in several divisions in the third quarter of 1997. For the nine months ended September 30, 1997, revenue decreased by 2.7% to $3,560,713 compared to $3,657,927 for the nine months ended September 30, 1996. Decreases in revenue, primarily due to delays in the Company's ability to develop and deliver payment system products to meet the new technology demands of its customers and prospects, offset the revenue increase of the third quarter of 1997 and resulted in the net revenue decrease for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The delays experienced by the Company in developing and delivering products were the result of resource constraints. IVI's acquisition of approximately 84% of the Company's outstanding common stock in September 1996 has made available the additional resources of IVI needed by the Company to begin development of such products.

        Gross margins as a percent of revenue were 38.8% and 45.5%, respectively, for the quarter and nine months ended September 30, 1997 compared to 46.8% and 50.5%, respectively, for the quarter and nine months ended September 30, 1996. The decreases in gross margin percentages were primarily due to increases in certain expense categories resulting from the assignment of certain expenses, previously assigned to sales and marketing expenses in the quarter and nine months ended September 30, 1996, to costs of goods sold in the quarter and nine months ended September 30, 1997. The resulting decreases in gross margin percentages were partially offset by a shift in mix between hardware, software, and professional services revenue. Higher margin software and professional services revenue accounted for approximately 43% and 51%, respectively, of total revenue for the quarter and nine months ended September 30, 1997 compared to approximately 39% and 44%, respectively, for the quarter and nine months ended September 30, 1996.

        Sales and marketing expenses for the quarter ended September 30, 1997 decreased by 23.7% to $227,190 compared to $297,681 for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, sales and marketing expenses decreased by 16.2% to $726,135 compared to $866,623 for the nine months ended September 30, 1996. As noted above, a change in the assignment of certain expenses, previously assigned to sales and marketing expenses in the quarter and nine months ended September 30, 1996 to costs of goods sold in the quarter and nine months ended September 30, 1997, contributed to the decreases in sales and marketing expenses. Additionally, decreases in trade show expenses due to reduced trade show participation and non-



recurring consulting expenses incurred in 1996 related to transaction processing services for certain specialized proprietary transactions provided to one customer, also contributed to the decreases in sales and marketing expenses for the quarter and nine months ended September 30, 1997 compared to the quarter and nine months ended September 30, 1996. These decreases were partially offset by increases in travel and entertainment expenses of field sales personnel for the quarter and nine months ended September 30, 1997 compared to the quarter and nine months ended September 30, 1996.

        Research and development expenses decreased by 2.8% to $201,452 for the quarter ended September 30, 1997 compared to $207,315 for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, research and development expenses increased by 5.0% to $722,336 compared to $687,956 for the nine months ended September 30, 1996. Increases in compensation and fringe benefit expenses, recruiting expenses, travel and entertainment expenses, and other expense allocations associated with an increase in the number of research and development personnel were generally offset by the capitalization of certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", resulting in the small changes in research and development expenses for the quarter and nine months ended September 30, 1997 compared to the quarter and nine months ended September 30, 1996. For the quarter and nine months ended September 30, 1997, capitalized software development costs totaled $112,230 and $127,478, respectively. For the quarter and nine month ended September 30, 1996, there were no software development costs incurred that required capitalization.

        General and administrative expenses decreased by 49.9% to $185,597 for the quarter ended September 30, 1997 compared to $370,418 for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, general and administrative expenses decreased by 21.0% to $613,605 compared to $776,603 for the nine months ended September 30, 1996. These decreases were primarily due to the accrual, in September 1996, of severance expenses associated with the termination of the Company's former president and recruiting expenses related to the hiring of the Company's current general manager. The personnel actions were the result of the acquisition of approximately 84% of the Company's outstanding common stock by IVI in September 1996.

        Decreases in interest income for the quarter and nine months ended September 30, 1997 compared to the quarter and nine months ended September 30, 1996 were due to decreases in the amount of funds available for investment. Interest expense for the quarter and nine months ended September 30, 1997 was incurred on capitalized lease obligations, borrowings made under the Company's bank-financed working capital line of credit, and the amount owed to IVI on a convertible subordinated note.



LIQUIDITY AND CAPITAL RESOURCES

        Cash balances at September 30, 1997 were $143,919 compared to $266,045 at December 31, 1996. Net cash used for operating activities was $297,950 for the nine months ended September 30, 1997. The net loss for the nine months ended September 30, 1997, coupled with an increase in inventory and a corresponding increase in accounts payable to a stockholder, primarily accounted for the cash used by operations during the period. The increases in inventory and accounts payable to a stockholder related to inventory purchases made from IVI in the third quarter of 1997 for a significant customer who has recently begun the upgrade and conversion of a large number of systems in several divisions. Shipments to this customer began in the third quarter of 1997 and are anticipated to continue throughout the first quarter of 1998. Net cash used for investing activities for the nine months ended September 30, 1997 totaled $214,884 and represented capital equipment expenditures, principally for computer and office equipment, and the capitalization of certain software development expenses. Net cash provided by financing activities for the nine months ended September 30, 1997 totaled $390,708 and primarily represented the proceeds from the issuance of a convertible subordinated note to IVI.

        In March 1997, the Company renewed its working capital line of credit with its bank through January 4, 1998. Maximum available borrowings under the line are the lesser of $750,000 or certain levels of eligible accounts receivable and are subject to monthly and quarterly financial performance covenants. Borrowings bear interest at a rate per annum equal to the bank's prime rate plus 1.5%, are secured by the Company's assets, and are guaranteed by
IVI. At September 30, 1997, there were no borrowings outstanding under the credit line. Borrowing availability under the credit line was $421,786 at September 30, 1997.

        On August 18, 1997, the Company entered into a Convertible Subordinated Note Purchase Agreement (the "Note Agreement") with IVI whereby the Company may from time to time issue and sell to IVI, and IVI agrees to purchase, the Company's Convertible Subordinated Notes (the "Notes"), up to an aggregate principal amount of $1,000,000. On October 31, 1997, the aggregate principal amount of Notes which can be issued by the Company under the Note Agreement was increased to $2,000,000 in order to cover additional anticipated working capital needs of the Company. The Notes have a five year term, bear interest at a rate per annum equal to the prime rate plus 2%, are secured by the Company's assets, and are subordinate to the Company's bank-financed working capital line of credit. The Notes are convertible into the Company's common stock, $.15 par value, at any time in accordance with the terms of the Note Agreement, however the conversion price per share shall be equal to no less than the fair market value as determined in the Note Agreement. Additionally, the Notes are subject to certain registration rights in the event that the Company determines to register additional shares of common stock, $.15 par value, under the Securities Act. Interest payments on the Notes are deferred until maturity.




        On September 19, 1997, the Company issued a Note to IVI in the principal amount of $400,000. Interest payable on the Note totaled $1,283 at September 30, 1997.

        Management believes that sources of liquidity for future needs can be generated from existing cash balances, cash generated from operations, and borrowings available to the Company under its bank-financed working capital line of credit and the Note Agreement with IVI.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which the Company will adopt in the fourth quarter of 1997. Had SFAS No. 128 been effective for the quarter and nine months ended September 30, 1997 and September 30, 1996, basic and diluted net loss per share under SFAS No. 128 would have been the same as the reported net loss per common share.

        In June 1997, the Financial Accounting Standards Board released SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", both of which will be effective for the Company in fiscal 1998. The implementation of SFAS No. 130 and SFAS No. 131 is not expected to have a material effect on the Company's financial statements






PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        The Company has no material legal proceedings at this time.

Item 2. Changes in Securities.

        Not applicable.

Item 3. Defaults upon Senior Securities.

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of the security holders in the quarter ended September 30, 1997.

Item 5. Other Information.

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

        Exhibit Number                          Exhibit
        --------------                          -------

        3(a)    Certificate   of   Amendment   to   Restated    Certificate   of
                Incorporation filed June 30, 1997

        4(a) Convertible Subordinated Note Purchase Agreement between the Company and International Verifact Inc. dated August 18, 1997

        4(b) Amendment to Convertible Subordinated Note Purchase Agreement between the Company and International Verifact Inc. dated October 31, 1997



        4(c)    Convertible Subordinated Note of the Company dated September 19,
                1997

        4(d)    Security   Agreement   between  the  Company  and  International
                Verifact Inc. dated September 19, 1997

        4(e)    Amendment  to  Security   Agreement   between  the  Company  and
                International Verifact Inc. dated October 31, 1997

        27      Financial Data Schedule

        (b) Reports on Form 8-K.

                None.





                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



        NATIONAL TRANSACTION NETWORK, INC.





DATE:  November 7, 1997        By:    /s/  L. Barry Thomson
                                  ----------------------------------------------
                                   L. Barry Thomson, Chief Executive
                                   Officer, President and Chairman of the
                                   Board (Principal Executive Officer)






DATE:  November 7, 1997       By:    /s/  Milton A. Alpern
                                 -----------------------------------------------
                                   Milton A. Alpern, Vice President of Finance
                                   and Administration (Principal Financial and
                                   Accounting Officer)





