Form 10-K405
period 1997-12-31
NATIONAL TRANSACTION NETWORK INC
filed 1998-03-20
CIK 315999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
           (Mark One)
             | X | ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
            | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ________TO _______

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

Registrant's telephone number, including area code: (508) 870-3200
                                                    --------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                  TITLE OF CLASS: COMMON STOCK, $.15 PAR VALUE
                                  ----------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                  Yes_X_ No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 1998: $355,395, based on the average low bid and high asked prices on the over-the-counter market as reported on that date.

         Number of shares outstanding of registrant's common stock, $.15 par value, as of March 6, 1998: 3,280,662.

                    Documents are incorporated by reference:
             Portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS.
        --------

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

         The Company's predecessor was incorporated under Texas law on September 26, 1976. It completed an initial public offering of shares of its common stock in February 1983. In June 1987, the Company's predecessor completed a subsequent public offering of units of shares of its common stock and common stock purchase warrants. In March 1988, the stockholders of the Company's predecessor Texas corporation approved the merger of the predecessor company with and into National Transaction Network, Inc., a Delaware corporation which was a wholly-owned subsidiary of the predecessor company. As a result of the merger, National Transaction Network, Inc. has succeeded to all of the properties, assets and liabilities of the predecessor company, and has carried on the business of the predecessor company.

         In September 1996, International Verifact Inc. ("IVI"), a Toronto, Ontario, Canada-based company, acquired beneficial ownership of approximately 84% of the outstanding common stock, $.15 par value, of the Company in a private transaction. IVI acquired such shares in exchange for IVI common shares having an aggregated market value of approximately $1,254,000. Due to the percentage ownership of NTN acquired as a result of this transaction, NTN has become a subsidiary of IVI and the financial position and results of operations of NTN are included in IVI's consolidated financial position and results of operations from the date of acquisition. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

         In January 1998, the Company purchased the rights to certain software products from BancTec USA, Inc. ("BancTec"). Also included in the purchase were certain customer software maintenance contracts and tangible assets used to support such contracts. The software products acquired by the Company complement NTN's existing software products and services. The purchase price is based on 75% of the revenues derived by the Company from the software maintenance contracts acquired for the twelve-month period following the date of purchase. It is estimated that the revenues from such software maintenance contracts will be approximately $400,000. As a consequence, the purchase price for the BancTec software products is estimated to approximate $300,000 and is payable 30 days following receipt of such revenue.

ELECTRONIC PAYMENT SYSTEMS
--------------------------

         Electronic Payment Systems ("EPS") automate the acceptance of non-cash payment media at a retail location. This automation process speeds customer service, reduces retail operating expenses and attracts new customers by allowing new forms of payment to be accepted. Automation reduces fraud and eliminates many of the paper documents traditionally associated with non-cash payments. Common types of payment media automated by EPS include:

o Electronic Funds Transfer ("EFT") using consumer ATM access (debit) cards. EFT transactions result in the nearly immediate transfer of funds from the consumer's bank account to the merchant's bank account in exchange for merchandise and cash. On-line EFT requires the secure transmission of the consumer's Personal Identification Number ("PIN") for verification at the financial institution, as well as capture and transmission of the transactional data.

o Credit Cards. This includes bank issued cards (MasterCard, Visa), travel and entertainment cards (American Express, Diner's Club) and retailer issued cards (Sears, Discover, J.C. Penney, etc.). Credit card transactions are authorized and electronically captured, resulting in faster service and lower operating costs.

o Checks. Payments by check may be automated to verify the consumer's past check payment history and assure that no returned check items are outstanding. Often, customer identification is based on a valid driver's license or a retailer issued check cashing card.

o Electronic checks using the Automated Clearing House ("ACH"). This consumer payment option replaces a paper check with an electronic item submitted to the ACH for settlement between financial institutions. EPS identify the consumer, capture the data and eliminate the need for the traditional paper check.

o Electronic Government Benefits Transfer ("EBT"). EBT replaces labor intensive paper food stamps and other forms of government benefits with electronic transactions. These programs are in pilot tests or roll-out in several states. The government expects to measure results based on reduced administrative expenses and reduced fraud.

o Retailer-issued Gift Certificates. Traditionally, gift certificates have been treated as manually processed, paper-based transactions. Due to renewed emphasis on increased speed of acceptance, detailed management reporting, and fraud protection, retailers are using EPS to automate this process by converting to plastic card-based programs.

o Frequent Shopper Transactions. Retailers are rewarding their best customers and incenting these and other customers to exhibit chain loyalty through frequent shopper and targeted marketing programs. EPS are being used to collect the customer history and to evaluate the effect of certain promotions on the recipients of these promotions.

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

         NTN in-store systems are primarily built around the Company's software products operating in customer-activated terminals and back office personal computers. NTN products address the requirements for in-store systems, which are usually connected to one or more of many host processors.

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

         The Mainsail software product acquired by the Company from BancTec ("Mainsail") allows retailers to authorize and process such retailer's EFT transactions at their corporate office as opposed to utilizing the services of an outside, third party transaction processor. The Mainsail product enables retailers to centralize their check and EFT transaction authorizations thereby significantly reducing the retailer's costs of handling electronic payments by reducing their reliance on costly third party processors. By delivering both store and corporate level products, NTN now offers a single source, end-to-end electronic payment solution to retailers giving the Company a significant technical and price advantage over competitors who offer payment solutions at either the store or corporate level only.

         NTN has sought to standardize its product offerings as much as possible. In 1997, the Company continued to standardize its products by releasing both UNIX and Microsoft NT operating system-based versions of its in-store electronic payment system products. Significant development was also completed on the Company's next generation products based on the Microsoft NT and JAVA operating system platforms in order to enable NTN to adapt to the new technologies used by retailers. This product development effort further reinforces the Company's initiative to conform with new retail technology requirements such as Microsoft's Active Store products, the Internet, and the new system products of major point of sale cash register vendors.

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

         In December 1990, NTN entered into a distribution agreement with IVI. Pursuant to the distribution agreement, IVI granted the Company a two year, non-exclusive right to market, distribute and sell IVI products in the United States. Since the expiration of the agreement on December 31, 1992, the Company has continued working with IVI under an informal extension of the non-exclusive distribution agreement. In September 1996, IVI acquired beneficial ownership of approximately 84% of the outstanding common stock of NTN. IVI's product line includes point of sale terminals and peripherals for electronic transaction processing applications. Alternate sources of supply are available.

         In January 1993, NTN entered into a value-added reseller agreement with Inacom Corporation. The agreement allows NTN to purchase IBM or compatible personal computers from Inacom at preferential prices. These personal computers may be used as the communications controller for NTN's payment systems. The initial one year term of the agreement automatically renews for successive one year terms unless the agreement is otherwise terminated by either party, which has not occurred to date.

         In September 1993, NTN entered into a master purchase agreement with VeriFone, Inc., a leading manufacturer of electronic payment terminals. Pursuant to the terms of the agreement, NTN receives discount pricing on VeriFone hardware and software components. These VeriFone products are incorporated into NTN's payment systems and sold to end-users in the United States on a non-exclusive basis. The initial one year term of the agreement automatically renews for successive one year terms unless the agreement is otherwise terminated by either party, which has not occurred to date.

MARKETING
---------

         NTN has historically focused on producing Electronic Payment Systems specifically designed for supermarkets and similar multi-lane retailers. NTN has also begun marketing into other retail markets to expand the market for the Company's products to include additional applications.

         NTN primarily markets its products through a direct selling force. The Company's headquarters and regional sales offices provide the sales force with nationwide coverage. The sales force focuses its efforts on supermarket retailers primarily, with additional efforts targeted at retailers in other industry segments and the field sales force of strategic partners of the Company. The direct sales force is supported by promotional plans including trade show exhibits, regional seminars, direct mail campaigns, and press coverage.

         NTN also markets its products through several indirect sales channels. These indirect channels influence the multi-lane retailer and EPS industries, including cash register vendors, supermarket wholesalers, third party networks, and other software developers.

         The acquisition of approximately 84% of the Company's outstanding common stock by IVI has made available to NTN the financial resources of IVI to help the Company expand its products and markets. The Company believes that additional benefits from IVI's investment are being achieved by (i) creating a competitive advantage through combining complementary product offerings; (ii) leveraging combined software development organizations and technologies; and
(iii) economies of scale in sales, product support, and marketing initiatives.

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

         NTN's Mainsail(TM) Software drives a retailer's corporate office-based, in-house electronic payments processing system. An open systems software application, Mainsail receives all of a retailer's electronic payment transactions routed to it from its store locations, distinguishes transaction type, and wherever applicable, re-routes transactions to the appropriate financial institution authorizer. Mainsail also maintains a relational data base of customer transaction information against which it validates in-house transactions relating to check authorization and other retailer-sponsored programs. The product's capability in this area is used by retailers to reduce fraudulent check activity and enable expanded customer loyalty, gift certificate, and electronic marketing programs.

         Mainsail supports all types of electronic payment transactions and, when integrated with NTN's complementary PINnacle product solutions, allows NTN to serve as a retailer's single source electronic payments solution provider. The Company's product offerings enable it to provide retailers with complete yet economic end-to-end electronic payment solutions.

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

CUSTOMERS
---------

NTN's customer base consists of large retail companies, principally in the supermarket industry, located throughout the United States. In 1997, Albertsons, Inc. accounted for 57% of the Company's total revenue.

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

DEVELOPMENT
-----------

         During the years ended December 31, 1995, 1996, and 1997, the Company incurred $1,016,521, $947,087 and $922,117 respectively, in research and development expenses for software development in connection with its existing and proposed products. During 1997, an additional $286,228 of costs incurred were capitalized and accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." During 1995 and 1996, there were no research and development expenses incurred that required capitalization.

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

EMPLOYEES
---------

         As of December 31, 1997, the Company had thirty four employees. As of March 13, 1998, the Company had thirty six employees: Milton A. Alpern, its Chief Financial Officer, Vice President of Finance and Treasurer, Sheila C. Birney, its Vice President of Product Development and Professional Services, Jeffrey A. Wakefield, its National Sales Manager, fourteen software engineers, eight marketing and sales employees, eight customer service employees and three finance and administrative employees.

ITEM 2. PROPERTIES.
        ----------

         The Company's principal executive offices, located at 117 Flanders Road, Westborough, Massachusetts, are leased pursuant to a five-year lease executed in November 1996. The Company's occupancy under the lease began on February 1, 1997. The lease expires on January 31, 2002. The total rental is approximately $9,081 per month during the first two years of the lease, approximately $9,445 per month during the next two years of the lease, and approximately $9,808 per month during the last year of the lease. The Company believes that the space, consisting of approximately 17,400 square feet, is sufficient for the Company's needs for 1998. One sales office, located at 12200 East Briarwood Avenue, Englewood, Colorado, has a monthly rental of $460. Other employees of the Company, not located at the Company's executive offices, work out of home offices for which the Company incurs no rental expense.

ITEM 3. LEGAL PROCEEDINGS.
        -----------------

         The Company has no material legal proceedings at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ---------------------------------------------------

         There were no matters submitted to a vote of the security holders in the quarter ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
        ---------------------------------------------------------------------

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

                        1996                                                     HIGH                      LOW
                        ----                                                     ----                      ---

First quarter (1/1 - 3/31).............................................         $0.31                     $0.25
Second quarter (4/1 - 6/30)............................................         $0.41                     $0.25
Third quarter (7/1 - 9/30).............................................         $0.52                     $0.19
Fourth quarter (10/1 - 12/31)..........................................         $0.50                     $0.25

                       1997                                                      HIGH                      LOW
                       ----                                                      ----                      ---

First quarter (1/1 - 3/31).............................................         $0.28                     $0.25
Second quarter (4/1 - 6/30)............................................         $0.84                     $0.25
Third quarter (7/1 - 9/30).............................................         $0.80                     $0.75
Fourth quarter (10/1 - 12/31)..........................................         $0.78                     $0.56


         As of March 6, 1998, there were 569 holders of record of the Company's common stock. The Company has not paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future. The Company anticipates that all earnings will be retained for development of the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

STATEMENT OF OPERATIONS DATA


                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------

                                            1997                 1996                 1995                1994            1993
                                            ----                 ----                 ----                ----            ----

Revenue.................................   $5,318,371            $5,013,023          $8,006,417          $7,968,148     $9,509,907
Cost of Revenue.........................    3,039,907             2,609,901           4,593,041           4,948,350      5,903,732
                                            ---------             ---------           ---------           ---------      ---------
Gross Margin............................    2,278,464             2,403,122           3,413,376           3,019,798      3,606,175
Total Operating
 Expenses...............................    2,689,930             3,038,245           3,518,522           4,272,107      3,418,972
                                            ---------             ---------           ---------           ---------      ---------
Income (Loss) from Operations...........     (411,466)             (635,123)           (105,146)         (1,252,309)       187,203
Other Income (Expense)..................      (37,297)               20,128              16,445              15,879       (177,682)
                                            ---------             ---------           ---------           ---------      ---------
Income (Loss) before Income
 Taxes..................................     (448,763)             (614,995)            (88,701)         (1,236,430)         9,521
Provision for Income Taxes..............
                                            ---------             ---------           ---------           ---------      ---------
Net Income (Loss).......................    $(448,763)            $(614,995)           $(88,701)        $(1,236,430)        $9,521
Income (Loss) per Common
 Share:
    Basic and Diluted Net
     Income (Loss)......................       $(.14)                 $(.19)              $(.03)             $(.38)           $.00
Weighted Average Number of
 Common Shares Outstanding..............    3,254,055             3,248,606           3,248,606           3,248,606      2,471,161


BALANCE SHEET DATA

                                                                                AS OF DECEMBER 31,
                                                                                ------------------
                                            1997                  1996                1995              1994             1993
                                            ----                  ----                ----              ----             ----

Working Capital........................    $1,155,167              $427,353            $997,032         $993,108       $1,873,150
Total Assets...........................     2,638,768             2,161,092           2,344,698        2,877,998        4,207,735
Long Term Liabilities..................     1,548,592                12,053                   0                0                0
Stockholders' Equity...................       196,488               634,250           1,249,245        1,337,946        2,574,376


NOTES:
------

All share and per share information has been restated to reflect the one-for-fifteen reverse stock split of the Company's common stock, effected on October 22, 1993.

In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and has restated all periods presented to conform to the new presentation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ---------------------

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

         In January 1998, the Company purchased the rights to certain software products from BancTec USA, Inc. ("BancTec"). Also included in the purchase were certain customer software maintenance contracts and tangible assets used to support such contracts. The software products acquired by the Company complement NTN's existing software products and services. The Mainsail software product acquired from BancTec enables retailers to centralize their check and EFT transaction authorizing and processing at their corporate office thereby significantly reducing the retailer's costs of handling electronic payments by reducing their reliance on costly third party transaction processors.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Total revenue for the year ended December 31, 1997 increased by 6.1% to $5,318,371 compared to $5,013,023 for the year ended December 31, 1996. The increase in revenue was primarily due to a significant customer's decision to upgrade a large number of its currently installed systems during 1997. The revenue derived from this customer accounted for approximately 57% of the Company's total revenue for the year ended December 31, 1997 compared to approximately 48% of total revenue for the year ended December 31, 1996.

         Gross margins as a percent of revenue were 42.8% for the year ended December 31, 1997 compared to 47.9% for the year ended December 31, 1996. The decrease in gross margin percentage was primarily due to increases in certain categories of expenses resulting from the assignment of certain personnel to costs of goods sold in 1997 who had been previously assigned to sales and marketing expenses in 1996. The resulting decrease in gross margin percentage was partially offset by a shift in mix between hardware, software, and professional services revenue. Higher margin software and professional services revenue accounted for approximately 46.8% of total revenue for the year ended December 31, 1997 compared to approximately 43.7% for the year ended December 31, 1996.

         Total operating expenses for the year ended December 31, 1997 decreased by 11.5% to $2,689,930 compared to $3,038,245 for the year ended December 31, 1996. Sales and marketing expenses decreased by 10.3% in 1997 to $997,710 compared to $1,111,665 in 1996. Sales and marketing expenses include the costs of distribution, product marketing, and account management. As noted above, a change in the assignment of certain personnel to costs of goods sold in 1997 who had been previously assigned to sales and marketing expenses in 1996 contributed to the decrease in sales and marketing expenses.

         Research and development expenses decreased by 2.6% to $922,117 for the year ended December 31, 1997 compared to $947,087 for the year ended December 31, 1996. Increases in compensation and fringe benefit expenses, recruiting expenses, travel and entertainment expenses, and other expenses associated with an increase in the number of research and development personnel were generally offset by the capitalization of certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", resulting in the small decrease in research and development expenses for 1997 compared to 1996. For the year ended December

31, 1997, capitalized software development costs totaled $286,228. For the year ended December 31, 1996, there were no costs incurred that required capitalization.

         General and administrative expenses decreased by 21.4% to $770,103 for the year ended December 31, 1997 compared to $979,493 for the year ended December 31, 1996. The decrease was primarily due to the accrual, in September 1996, of severance expenses associated with the termination of the Company's former president and recruiting expenses related to the hiring of a new general manager of the Company totaling approximately $181,000. In addition, bad debt expense related to write-offs of uncollectible customer account balances decreased by approximately $32,000 for the year ended December 31, 1997 compared to the year ended December 31, 1996.

         Other expense for the year ended December 31, 1997 totaled $37,297 and consisted primarily of interest expense on convertible subordinated notes payable to IVI ($24,208) and interest expense incurred on capitalized lease obligations and borrowings made during the year under the Company's bank-financed working capital line of credit. Other income for the year ended December 31, 1996 totaled $20,128 and consisted primarily of interest earned on invested cash balances.

         No tax provision was required in 1997 due to the loss incurred.

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

         For the year ended December 31, 1996, gross margins as a percent of revenue increased to 47.9% from 42.6% for the year ended December 31, 1995. The increase in gross margin percentage relates to higher margin software and professional services revenue comprising a larger percentage of the Company's total revenue. For the year ended December 31, 1996, software and professional services accounted for approximately 44% of total revenue compared to approximately 36% of total revenue for the year ended December 31, 1995.

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

         General and administrative expenses increased by 34.1% to $979,493 for the year ended December 31, 1996 compared to $730,201 for the year ended December 31, 1995. The increase in these expenses for 1996 was primarily due to severance and recruitment costs totaling approximately $181,000 incurred in connection with certain management personnel changes made immediately following the acquisition in September 1996 of approximately 84% of NTN's outstanding common stock by IVI. In addition, bad debt expense of $44,000 relating to certain uncollectible customer balances and moving expenses of $25,000 relating to the relocation of the Company's executive offices contributed to the increase in general and administrative expenses for the year ended December 31, 1996.

         Other income and expense, consisting primarily of interest earned on invested cash balances, totaled $20,128 in 1996 compared to $16,445 in 1995. The increase in interest income resulted from an increase in the amount of funds available for investment in 1996.

         No tax provision was required in 1996 due to the loss incurred.

LIQUIDITY AND CAPITAL RESOURCES

         Cash balances at December 31, 1997 were $457,857 compared to $266,045 at December 31, 1996. Net cash used for operating activities was $855,714 for the year ended December 31, 1997 compared to net cash used for operating activities of $86,577 for the year ended December 31, 1996 and net cash provided by operating activities of $357,870 for the year ended December 31, 1995. The net loss for the year ended December 31, 1997 coupled with an increase in inventory ($521,329) and a decrease in deferred revenue ($514,856) and offset by an increase in accounts receivable ($620,516) accounted for the majority of cash used by operations during 1997. The increase in inventory was in preparation for a large volume of shipments to one customer scheduled for the first quarter of 1998, a significant portion of which occurred in January 1998. The decrease in deferred revenue was the result of billings on 1998 customer maintenance contracts being delayed until the first quarter of 1998. The net loss for the year ended December 31, 1996 offset by an increase in deferred revenue ($517,846) accounted for the majority of cash used by operations during 1996. The increase in deferred revenue resulted from billings on 1997 customer maintenance contracts having been made at the end of 1996. Cash provided by operations for the year ended December 31, 1995 primarily resulted from a decrease in inventory of $854,960 offset by a decreases in accounts payable and accrued liabilities ($485,622). The decrease in inventory was due to management's programs to reduce the Company's investment in hardware inventory held for resale while improving purchasing and expediting methods necessary to continue to meet customer delivery requirements.

         Net cash used in investing activities totaled $428,177, $47,512, and $24,645 for the years ended December 31, 1997, 1996, and 1995, respectively. Capital equipment expenditures, principally for computer, test and sales demonstration equipment, accounted for $141,949, 47,512, and $24,645 of these amounts in 1997, 1996, and 1995, respectively. The capitalization of software development costs accounted for the balance of net cash used in investing activities in 1997. Capital equipment expenditures in 1998 are expected to be approximately $168,000. Net capitalized software development costs in 1998 are expected to be approximately $667,500.

         Net cash provided by financing activities totaled $1,475,703 in 1997 primarily resulting from the issuance of convertible subordinated notes payable to IVI. See discussion below.

         On March 11, 1997, the Company entered into an agreement with its bank to amend and restate the terms of its working capital line of credit. The agreement, which expires on January 4, 1999, provides for borrowings up to a maximum amount of the lessor of $750,000 or certain levels of eligible accounts receivable. Borrowings under the line are subject to monthly and quarterly financial performance covenants, bear interest at a rate per annum equal to the bank's prime rate plus 1.5%, are collateralized by the Company's assets, and are guaranteed by IVI. At December 31, 1997, there were no borrowings outstanding under the credit line. Borrowing availability under the credit line at December 31, 1997 approximated $229,000.

         On August 18, 1997, the Company entered into a Convertible Subordinated Note Purchase Agreement (the "Note Agreement") with IVI whereby the Company may from time to time issue and sell to IVI, and IVI agrees to purchase, the Company's Convertible Subordinated Notes (the "Notes"), up to an aggregate principal amount of $1,000,000. On October 31, 1997, the aggregate principal amount of Notes which can be issued by the Company under the Note Agreement was increased to $2,000,000 in order to cover additional anticipated working capital needs of the Company. The Notes have a five year term, bear interest at a rate per annum equal to the prime rate plus 2%, are secured by the Company's assets, and are subordinate to the Company's working capital line of credit. The Notes are convertible into the Company's common stock, $.15 par value, at any time in accordance with the terms of the Note Agreement, however the conversion price per share shall be equal to no less than the fair market value as determined in the Note Agreement. Additionally, the Notes are subject to certain registration rights in the event that the Company determines to register additional shares of common stock, $.15 par value, under the Securities Act. Interest payments on the Notes are deferred until maturity.

         On September 19, 1997 and November 24, 1997, the Company issued Notes to IVI in the principal amounts of $400,000 and $1,100,000, respectively. Interest payable on the Notes totaled $24,208 at December 31, 1997.

         Management believes that sources of liquidity for future needs can be generated from existing cash balances, cash generated from operations, and borrowings available to the Company under its bank-financed working capital line of credit and the Note Agreement with IVI.

ACQUISITION OF COMPANY'S COMMON STOCK

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

         NTN software products support complementary IVI hardware devices and the Company has marketed IVI products in the United States under a non-exclusive distribution agreement since 1990. At the same time, NTN has also supported other EPS providers' hardware products and operating environments with its software products. The investment by IVI has provided a renewed business relationship between the companies and has made available to NTN the financial resources of IVI to help the Company expand its products, services, and markets. NTN believes that IVI's investment has helped the Company increase its market penetration by gaining access to the IVI customer base and has allowed NTN to create a competitive advantage by leveraging combined products, technologies, and other resources. Both companies, however, support the importance of NTN's independence with regard to the hardware environments which its software products support and the underlying relationships the Company has or establishes with other parties who influence the EPS market. These parties include other point of sale hardware vendors, electronic payment system resellers, cash register vendors, transaction processing networks, and other software developers. Accordingly, NTN continues to market its products and services on multiple hardware platforms and operating environments necessary to achieve its business objectives. Management believes that IVI's investment in NTN has not adversely affected the Company's business or its relationships with its customers or the aforementioned parties influencing the EPS market.

YEAR 2000 COMPLIANCE

         The latest versions of the Company's software products are designed to be "Year 2000 Compliant." The Company defines "Year 2000 Compliant" as the software product's ability to accurately process date and time data (including calculating, comparing, and sequencing) from, into, and between the years 1999 and 2000 and later, including correctly calculating date and time data for leap years. In addition, the software product, when used in combination with other software, will accurately process date and time data if such other software properly exchanges date and time data with it. There can be no assurance, however, that the Company's software products that are designed to be Year 2000 Compliant contain all necessary code changes and modifications to be compliant with all possible Year 2000 issues.

         The Company also uses certain computer software programs in its internal operations, including applications used in product development, financial and business systems, and various administrative functions. The Company is reviewing the areas within its business and operations which could be adversely affected by Year 2000 issues and evaluating the costs which may be associated with modifying and testing its systems for Year 2000 compliance. Although the Company is not yet able to estimate any incremental cost for Year 2000 issues, based on its preliminary review to date, the Company does not believe that any Year 2000 issues relating to internal systems will have a material adverse effect on its business, financial condition, or results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2, "Software Revenue Recognition" (the "SOP"). The SOP provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. The SOP supersedes Statement of Position 91-1, "Software Revenue Recognition", and will be required to be adopted by the Company for transactions entered into after December 31, 1997. Adoption of the SOP is not anticipated to change the way the Company recognizes revenue.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Both Standards will be adopted by the Company during 1998 and are not expected to have material effects on its financial position or results of operations.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

         The Company does not provide forecasts of the future financial performance of the Company. The forward-looking statements in this Form 10-K including, without limitation, statements regarding management's plans and objectives for future operations, and product plans and performance are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results of operations and financial condition have varied and may in the future differ materially from those contained in forward-looking statements contained herein. The Company's future results remain difficult to predict and depend on factors including, without limitation, fluctuations in quarterly results, dependence on large customers, dependence on principal products, dependence on third parties for hardware and equipment, rapid technological changes, potential for new product delays and defects, competition and competitive pricing pressures, and fluctuations in economic and market conditions. Because of these and other factors, past financial performance should not be considered an indication of future performance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

         Please refer to pages F-1 through F-13 and S-1.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         -----------------------------------

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         --------------------------------------------------

         The information required under this item is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.
         ----------------------

         The information required under this item is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         ---------------------------------------------------
         MANAGEMENT.
         ----------

         The information required under this item is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

         The information required under this item is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ---------------------------------------------------
         ON 8-K.
         ------

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

         (2) Financial Statement Schedules:

             The following financial statement schedule is included in Item 8:

                 Schedule II - Valuation and Qualifying Accounts

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

                                                                       Form 10-K
Exhibit                                                              consecutive
NUMBER                    EXHIBIT                                    PAGE NUMBER
------                    -------                                    -----------

2                Asset Purchase Agreement between
                the Company and BancTec USA, Inc.
                dated January 10, 1998

3(a)            Amended and restated Certificate of
                Incorporation filed October 22, 1993                see note (9)

3(b)            Certificate of Amendment dated June 30,
                1997 to the Amended and Restated
                Certificate of Incorporation filed
                October 22, 1993                                   see note (13)

3(c)            Bylaws, as amended                                  see note (4)

4(a)            National Transaction Network, Inc.
                1993 Director Stock Option Plan                     see note (8)

4(b)            National Transaction Network, Inc.
                1995 Director Stock Option Plan                    see note (11)

4(c)            Convertible Subordinated Note Purchase
                Agreement between the Company and
                International Verifact Inc. dated
                August 18, 1997                                    see note (13)

4(d)            Amendment to Convertible Subordinated
                Note Purchase Agreement between the
                Company and International Verifact Inc.
                dated October 31, 1997                             see note (13)

4(e)            Convertible Subordinated Note of the
                Company dated September 19, 1997                   see note (13)

4(f)            Security Agreement between the Company
                and International Verifact Inc. dated
                September 19, 1997                                 see note (13)

4(g)            Amendment to Security Agreement between
                the Company and International Verifact Inc.
                dated October 31, 1997                             see note (13)

4(h)            Convertible Subordinated Note of the
                Company dated November 24, 1997

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

10(p)           Joint Marketing Agreement between the Company
                and Card Establishment Services, Inc. dated
                December 7, 1993                                    see note (9)

10(q)           Severance Agreement between the Company and
                Milton Alpern dated March 17, 1994                  see note (9)

10(r)           Form of the Director Stock Option Agreement
                for the 1993 Director Stock Option Plan            see note (10)

10(s)           Form of the Director Stock Option Agreement
                for the 1995 Director Stock Option Plan            see note (11)

10(t)           Industry Remarketer Agreement between the
                Company and International Business Machines
                Corporation dated June 3, 1996                     see note (12)

10(u)           Lease Agreement between the Company and
                Aetna Real Estate Associates, L.P. dated
                November 8, 1996                                   see note (12)

23              Consent of Deloitte & Touche LLP

27              Financial Data Schedule
------------------------------

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

(12) Exhibit is incorporated by reference to the Exhibits to the Form 10-K for the fiscal year ended December 31, 1996.

(13) Exhibit is incorporated by reference to the Exhibits to the Form 10-Q for the fiscal quarter ended September 30, 1997.

---------------------------------


     (b)   REPORTS ON FORM 8-K:
           -------------------

           No report on Form 8-K was filed during the last quarter of the fiscal year ended December 31, 1997.

     (c)   EXHIBITS:
           --------

           The Company hereby files as part of this Form 10-K the exhibits listed in Item 14(a) (3) above.

     (d)   FINANCIAL STATEMENT SCHEDULES:
           -----------------------------

           The Company hereby files as part of this Form 10-K in Item 14 (a)
           (2) above.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NATIONAL TRANSACTION NETWORK, INC.


March 18, 1998              By:     /S/  L. BARRY THOMSON
                                   ----------------------
                                    L. Barry Thomson, Chief Executive Officer,
                                    President and Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



March 18, 1998                      /S/  L. BARRY THOMSON
                                   ----------------------
                                   L. Barry Thomson, Chief Executive Officer,
                                   President and Chairman of the Board
                                   (Principal Executive Officer)



March 18, 1998                      /S/  MILTON A. ALPERN
                                   ----------------------
                                   Milton A. Alpern, Vice President of Finance
                                   and Administration (Principal Financial and
                                   Accounting Officer)



March 18, 1998                      /S/  CHRISTOPHER F. SCHELLHORN
                                   -------------------------------
                                   Christopher F. Schellhorn, Director



March 18, 1998                      /S/  GEORGE C. WHITTON
                                   -----------------------
                                   George C. Whitton, Director

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE




                                                                     PAGE
                                                                     ----

Independent Auditors' Report                                         F-1

Balance Sheets as of December 31, 1997 and 1996                      F-2

Statements of Operations for the Years Ended                         F-3
         December 31, 1997, 1996, and 1995

Statements of Stockholders' Equity for the Years                     F-4
         Ended December 31, 1997, 1996, and 1995

Statements of Cash Flows for the Years Ended                         F-5
         December 31, 1997, 1996 and 1995

Notes to Financial Statements                                        F-6-13

Schedule II - Valuation and Qualifying Accounts                      S-1

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of National Transaction Network, Inc.:

We have audited the accompanying balance sheets of National Transaction Network, Inc. (the "Company") as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 17, 1998


NATIONAL TRANSACTION NETWORK, INC.

BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------
ASSETS                                                  1997           1996

CURRENT ASSETS:
  Cash and equivalents                                 $ 457,857      $ 266,045
  Accounts receivable (less allowance for
    doubtful accounts of $40,000 and $100,000
    in 1997 and 1996, respectively)                      785,597      1,406,113
  Inventory                                              754,919        233,590
  Prepaid expenses                                        50,482         36,394
                                                      ----------     ----------

           Total current assets                        2,048,855      1,942,142
                                                      ----------     ----------
PROPERTY AND EQUIPMENT:
  Furniture and fixtures                                 130,401        114,657
  Machinery and equipment                                871,602        670,394
                                                      ----------     ----------

           Total                                       1,002,003        785,051

  Less accumulated depreciation and amortization        (712,981)      (578,032)
                                                      ----------     ----------

           Property and equipment - net                  289,022        207,019
                                                      ----------     ----------

OTHER ASSETS:
  Capitalized software development costs                 286,228              -
  Deposits and other                                      14,663         11,931
                                                      ----------     ----------

           Total other assets                            300,891         11,931
                                                      ----------     ----------
TOTAL                                                $ 2,638,768    $ 2,161,092
                                                      ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY                      1997            1996

CURRENT LIABILITIES:
  Accounts payable                                     $ 265,708       $ 497,569
  Accounts payable to stockholder                        318,858          95,287
  Customer deposits                                       11,709           2,166
  Accrued liabilities                                    211,748         346,620
  Deferred revenue                                        49,067         563,923
  Short-term portion of capital lease                     36,598           9,224
                                                      ----------      ----------

           Total current liabilities                     893,688       1,514,789
                                                      ----------      ----------

LONG-TERM LIABILITIES:
  Long-term portion of capital lease                      24,384          12,053
  Convertible subordinated notes payable
    to stockholder                                     1,524,208               -
                                                      ----------      ----------

           Total long-term liabilities                 1,548,592          12,053
                                                      ----------      ----------

           Total liabilities                           2,442,280       1,526,842
                                                      ----------      ----------
COMMITMENTS

STOCKHOLDERS' EQUITY
  Preferred stock, $.10 par value - authorized,
    5,000,000 shares; none outstanding                         -               -
  Common stock, $.15 par value - authorized,
    20,000,000 and 6,666,667 shares; issued and
    outstanding 3,273,162 and 3,248,606 shares
    in 1997 and 1996, respectively                       490,974         487,291
  Additional paid-in capital                          12,596,573      12,589,255
  Accumulated deficit                                (12,891,059)    (12,442,296)
                                                      ----------      ----------

          Total stockholders' equity                     196,488         634,250
                                                      ----------      ----------

TOTAL                                                $ 2,638,768     $ 2,161,092
                                                      ==========      ==========

See notes to financial statements.

NATIONAL TRANSACTION NETWORK, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
------------------------------------------------------------------------------------------------------------------------


                                                                           1997              1996               1995
REVENUE:
  Systems and equipment                                                $ 2,828,153       $ 2,823,236        $ 5,136,778
  Software and services                                                  2,490,218         2,189,787          2,869,639
                                                                        ----------        ----------         ----------

          Total revenue                                                  5,318,371         5,013,023          8,006,417
                                                                        ----------        ----------         ----------
COSTS AND EXPENSES:
  Cost of revenue                                                        3,039,907         2,609,901          4,593,041
  Sales and marketing                                                      997,710         1,111,665          1,771,800
  Research and development                                                 922,117           947,087          1,016,521
  General and administrative                                               770,103           979,493            730,201
                                                                        ----------        ----------         ----------

          Total costs and expenses                                       5,729,837         5,648,146          8,111,563
                                                                        ----------        ----------         ----------

LOSS FROM OPERATIONS                                                      (411,466)         (635,123)          (105,146)
                                                                        ----------        ----------         ----------

OTHER INCOME (EXPENSE):
  Interest expense                                                         (39,143)           (4,168)                 -
  Interest income                                                            1,846            24,296             16,445
                                                                        ----------        ----------         ----------

          Total other income (expense)                                     (37,297)           20,128             16,445
                                                                        ----------        ----------         ----------

NET LOSS                                                                $ (448,763)       $ (614,995)         $ (88,701)
                                                                        ==========        ==========         ==========


BASIC AND DILUTED LOSS PER
  COMMON SHARE                                                             $ (0.14)          $ (0.19)           $ (0.03)
                                                                        ==========        ==========         ==========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                     3,254,055         3,248,606          3,248,606
                                                                        ==========        ==========         ==========


See notes to financial statements.


NATIONAL TRANSACTION NETWORK, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
-----------------------------------------------------------------------------------------------------------------------------------

                                                            COMMON STOCK
                                                            ------------             ADDITIONAL                           TOTAL
                                                        SHARES                         PAID-IN        ACCUMULATED      STOCKHOLDERS'
                                                        ISSUED         AMOUNT          CAPITAL          DEFICIT           EQUITY

BALANCE, JANUARY 1, 1995                               3,248,606     $ 487,291      $ 12,589,255    $ (11,738,600)     $ 1,337,946

  Net loss                                                    -             -                 -           (88,701)         (88,701)
                                                      ----------     ---------        ----------       ----------       ----------

BALANCE, DECEMBER 31, 1995                             3,248,606       487,291        12,589,255      (11,827,301)       1,249,245

  Net loss                                                    -             -                 -          (614,995)        (614,995)
                                                      ----------     ---------        ----------       ----------       ----------

BALANCE, DECEMBER 31, 1996                             3,248,606       487,291        12,589,255      (12,442,296)         634,250

  Net loss                                                     -             -                 -         (448,763)        (448,763)
  Stock issued under stock
    option plans                                          24,556         3,683             7,318               -            11,001
                                                      ----------     ---------        ----------       ----------       ----------

BALANCE, DECEMBER 31, 1997                             3,273,162     $ 490,974      $ 12,596,573    $ (12,891,059)       $ 196,488
                                                      ==========     =========        ==========       ==========       ==========

See notes to financial statements.

NATIONAL TRANSACTION NETWORK, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
------------------------------------------------------------------------------------------------------------------------------------


                                                                                           1997         1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $ (448,763)  $ (614,995)    $ (88,701)
  Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
      Depreciation and amortization                                                       134,949      117,427       116,470
      Interest converted to convertible subordinated notes payable to stockholder          24,208            -             -
      Increase (decrease) in cash from:
        Accounts receivable                                                               620,516      (21,891)     (119,305)
        Inventory                                                                        (521,329)      40,569       854,960
        Prepaid expenses                                                                  (14,088)      (9,547)       38,245
        Deposits and other                                                                 (2,732)      (8,252)          800
        Accounts payable to stockholder                                                   223,571     (152,115)       84,732
        Customer deposits                                                                   9,543      (23,099)          638
        Accounts payable and accrued  liabilities                                        (366,733)      67,480      (485,622)
        Deferred revenue                                                                 (514,856)     517,846       (44,347)
                                                                                       ----------   ----------    ----------

           Net cash (used for) provided by operating activities                          (855,714)     (86,577)      357,870
                                                                                       ----------   ----------    ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                    (141,949)     (47,512)      (24,645)
  Capitalization of software development costs                                           (286,228)           -             -
                                                                                       ----------   ----------    ----------

           Net cash used in investing activities                                         (428,177)     (47,512)      (24,645)
                                                                                       ----------   ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease                                                              (35,298)      (7,123)            -
  Proceeds from issuance of convertible subordinated notes payable to stockholder       1,500,000            -             -
  Proceeds from stock issued under stock option plans                                      11,001            -             -
  Proceeds from bank line of credit                                                       700,000            -             -
  Repayments to bank line of credit                                                      (700,000)           -             -
                                                                                       ----------   ----------    ----------

          Net cash provided by (used in) financing activities                           1,475,703       (7,123)            -
                                                                                       ----------   ----------    ----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                           191,812     (141,212)      333,225

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                                   266,045      407,257        74,032
                                                                                       ----------   ----------    ----------

CASH AND EQUIVALENTS, END OF YEAR                                                       $ 457,857    $ 266,045     $ 407,257
                                                                                       ==========   ==========    ==========

SUPPLEMENTAL INFORMATION - Cash paid for interest                                       $  14,740    $   4,168     $       -
                                                                                       ==========   ==========    ==========

NONCASH TRANSACTIONS:
  Capital lease additions                                                               $  75,000    $  28,400     $       -
                                                                                       ==========   ==========    ==========

  Accrued interest due to stockholder converted to convertible subordinated notes
   payable to stockholder                                                               $  24,208    $       -     $       -
                                                                                       ==========   ==========    ==========
See notes to financial statements.


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

      On September 13, 1996, International Verifact, Inc. ("IVI") acquired beneficial ownership of approximately 84% of the outstanding common stock of the Company. The Company relies on IVI to finance its operations as needed. To the extent necessary, IVI has committed to continue to guarantee the Company's line of credit (Note 2) and to provide financial support to meet the Company's cash requirements through December 31, 1998.

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

      REVENUE RECOGNITION - Revenue from product sales is generally recognized upon shipment. Revenue from maintenance agreements is recognized ratably over the term of the agreements. Consulting services revenue is recognized as services are performed.

      CASH AND EQUIVALENTS - The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

      INVENTORY - Inventory is recorded at the lower of cost (first-in, first-out basis) or market and consists primarily of electronic payment terminals and related peripherals.

      PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets which range from three to five years. Repairs and maintenance are expensed as incurred, while betterments are capitalized. Depreciation expense was approximately $135,000, $117,000 and $116,000 for the years ended December 31, 1997,
      1996 and 1995, respectively.

      CAPITALIZED SOFTWARE COSTS - Costs of software products developed for resale are capitalized once technological feasibility is achieved. Capitalization ceases when the product is available for release, and the accumulated costs are amortized, based on the greater of revenue over projected revenue or on a straight-line basis, over the related product's estimated economic life. Capitalization of software development costs amounted to $286,228 during 1997. Research and development costs are expensed as incurred.

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      LONG-LIVED ASSETS - Upon occurrence of certain events or changes in circumstances, the Company reviews its long-lived assets to determine if the carrying value of its assets have been impaired.

      STOCK-BASED COMPENSATION - Compensation expense associated with awards of stock or options to employees is measured using the intrinsic value method. Compensation expense associated with awards to nonemployees is measured using the fair value method.

      LOSS PER COMMON SHARE - In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," and has restated all periods presented to conform to the new presentation. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding. In determining the denominator for dilutive loss per common share, no shares resulting from the assumed exercise of options using the treasury stock method or resulting from the conversion of the convertible subordinated notes payable to stockholder are added to the denominator because the inclusion of such shares would be antidilutive due to the net loss for each of the years presented. Accordingly, diluted loss per common share is equal to basic loss per common share and is not separately disclosed.

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

      RECENTLY ISSUED ACCOUNTING STANDARDS - In October 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. SOP 97-2 supersedes SOP 91-1, "Software Revenue Recognition," and will be required to be adopted by the Company for transactions entered into after December 31, 1997. Adoption of SOP 97-2 is not anticipated to change the way the Company recognizes revenue.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Both standards will be adopted by the Company during 1998 and are not expected to have material effects on its financial position and results of operations.

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

      RECLASSIFICATION - Certain items in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

2.    LINE OF CREDIT

      On March 11, 1997, the Company entered into an agreement with the bank to amend and restate the terms of its working capital line of credit (the "agreement"). The agreement, which expires on January 4, 1999, provides for borrowings up to a maximum of the lessor of $750,000 or certain levels of eligible accounts receivable. Borrowings under the line are subject to monthly and quarterly financial performance covenants, bear interest at the bank's prime rate plus 1.5% and are collateralized by the Company's assets. The agreement prohibits the Company from participating in a merger or consolidation, pay dividends, dispose of any material assets, or incur certain indebtedness without prior written consent from the bank. At December 31, 1997, there were no borrowings outstanding under the line and availability under the line approximated $229,000.

3.    CONVERTIBLE SUBORDINATED NOTES PAYABLE TO STOCKHOLDER

      On August 18, 1997, the Company entered into a Convertible Subordinated Note Purchase Agreement (the "Note Agreement") with IVI whereby the Company may from time to time issue and sell to IVI the Company's Convertible Subordinated Notes (the "Notes") up to an aggregate amount of $2,000,000, as stated in the October 31, 1997 amendment to the Note Agreement. The Notes have a five-year term, bear interest at a rate per annum equal to the prime rate plus 2% (10.5% at December 31, 1997), are secured by the Company's assets, and are subordinate to the Company's line of credit. Interest on the Notes is deferred until maturity.

      The Notes are convertible into the Company's common stock at any time, at the option of the holder, in accordance with the terms of the Note Agreement. The conversion price shall be equal to no less than the fair market value. The Notes are also subject to certain registration rights in the event that the Company determines to register additional shares of common stock.

      On September 19, 1997 and November 24, 1997, the Company issued Notes in the amounts of $400,000 and $1,100,000, respectively. Both Notes mature in 2002. Accrued interest under the Notes aggregated $24,208 at December 31, 1997.

4.    STOCK OPTIONS

      STOCK OPTION PLANS - Under the Company's 1988 and 1983 Stock Option Plans (the "Plans"), incentive stock options to purchase up to a maximum of 933,333 shares of common stock may be granted to certain employees, officers, consultants and directors at exercise prices not less than fair market value at the date of the grant. Options become exercisable in varying annual installments. The period within which any option may be exercised cannot exceed ten years from the date of grant. At December 31, 1997, 392,372 shares were available for grant under the Plans.

      DIRECTOR STOCK OPTION PLANS - Under the Company's 1995 and 1993 Director Stock Option Plans (the "Director Plans"), nonqualified options to purchase up to a maximum of 320,000 shares of common stock may be granted to members of the Board of Directors (the "Board"). The exercise price of the options may not be less than fair market value on the date of grant. Options under the Director Plans become exercisable upon grant and continue for the period determined by the Board but may not exceed ten years. As of December 31, 1997, 230,000 shares were available for grant under the Director Plans.

      The following is a summary of option activity under the Plans and the Director Plans:

                                                            WEIGHTED    WEIGHTED
                                                NUMBER       AVERAGE     AVERAGE
                                                  OF        EXERCISE      FAIR
                                                SHARES       PRICE        VALUE

Outstanding at January 1, 1995                  298,125      $ 3.29
  Granted                                       437,545        0.41      $ 0.41
  Expired  or Canceled                         (143,685)       2.40
                                               --------

Outstanding at December 31, 1995                591,985        0.67
  Granted                                       251,000        0.42        0.42
  Expired  or Canceled                         (220,605)       0.88
                                               --------

Outstanding at December 31, 1996                622,380        0.50
  Exercised                                     (24,556)       0.45
  Granted                                        63,000        0.64        0.62
  Expired  or Canceled                          (13,195)       0.55
                                               --------

Outstanding at December 31, 1997                647,629        0.51
                                               ========

      Options exercisable under all stock option plans at December 31, 1997 and 1996 were 393,258 and 270,601, respectively.

      The fair value of options on their grant date was measured using the Black/Scholes options pricing model. Key assumptions used to apply this pricing model are as follows:

                                                                      1997        1996        1995
Average risk-free interest rate                                       6.4 %       6.4 %       5.9 %
Expected life of option grants                                     7.5 years    7.5 years   7.5 years
Expected volatility of underlying stock                               148%        174%        174%
Expected dividend payment rate, as a percentage of the stock
    price on the date of grant                                          -           -           -



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

      The following table sets forth information regarding options at December 31, 1997:


                         OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
   ----------------------------------------------------------------  -----------------------------------
      OPTIONS                          WEIGHTED                           OPTIONS
    OUTSTANDING                         AVERAGE         WEIGHTED        OUTSTANDING        WEIGHTED
        AT            RANGE OF         REMAINING         AVERAGE             AT             AVERAGE
    DECEMBER 31,      EXERCISE           LIFE           EXERCISE        DECEMBER 31,       EXERCISE
       1997            PRICES          (IN YEARS)         PRICE             1997             PRICE

      572,962       $0.22 - 0.46         6.92           $ 0.42            376,591            $0.41
       58,000        0.66 - 0.83         9.59             0.67               -                 -
       16,667            3.00            4.67             3.00             16,667             3.00


      As described in Note 1, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, reported net loss and loss per share, net of estimated forfeitures before vesting of 25% would have been as follows:


                                                                 1997             1996             1995
Net loss as reported                                         $ (448,763)      $ (614,995)       $ (88,701)
Pro forma net loss                                             (501,220)        (653,876)        (110,942)
Basic and diluted loss per common share                           (0.14)           (0.19)           (0.03)
Pro forma basic and diluted loss per common share                 (0.15)           (0.20)           (0.03)

5.    INCOME TAXES

      Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                        1997              1996

Deferred tax liabilities - Property and equipment                 $    (3,000)       $   (12,000)
                                                                  -----------        -----------

Deferred tax assets:
  Compensated absences                                                 16,000             27,000
  Accounts receivable                                                  31,000             40,000
  Inventory                                                            23,000             20,000
  Net operating loss carryforwards                                  4,816,000          4,857,000
                                                                  -----------        -----------

                                                                    4,886,000          4,944,000
                                                                  -----------        -----------

Valuation allowance                                                (4,883,000)        (4,932,000)
                                                                  -----------        -----------

Deferred taxes, net                                               $         -        $         -
                                                                  ===========        ===========


      For the years ended December 31, 1997 and 1996, the net changes in the valuation allowance are primarily related to the change in net deferred tax assets as such assets are fully reserved in each year.

      A reconciliation between the U.S. statutory tax rate and the effective tax rate for the years ended December 31, 1997, 1996 and 1995 is as follows:


                                                                        1997         1996         1995
Statutory tax rate                                                      (34)%        (34)%        (34)%
State rate, net of federal benefit                                       (6)          (6)          (7)
Change in valuation allowance due to the uncertainty
  of future realization of currently generated net
  operating loss carryforwards                                           38            39           34
Nondeductible expenses                                                    2             1            7
                                                                        ----          ----         ----
Effective tax rate                                                        - %           - %          - %
                                                                        ====          ====         ====


      At December 31, 1997, the Company has net operating loss carryforwards for tax purposes of approximately $19,400,000, which expire in varying amounts through 2012. Due to changes in ownership in 1989 and in 1996, the Company's ability to utilize these carryforwards is likely to be limited to approximately $1,800,000 in the aggregate.

6.    COMMITMENTS

      OFFICE LEASE - In November of 1996, the Company signed a noncancelable lease for new office space, which commenced in February 1997. The lease requires reimbursement of certain tenant improvements and operating costs throughout the term of the lease. The lease has a five-year term with one five-year renewal option to extend the lease through January 2007.

      Rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $119,000, $87,000 and $109,000, respectively. Future minimum lease payments, as of December 31, 1997, under this noncancelable operating lease approximate the following:


          1998                                              $ 122,000
          1999                                                126,000
          2000                                                126,000
          2001                                                130,000
          2002                                                 13,000
                                                            ---------

          Total                                             $ 517,000
                                                            =========


7.    CAPITAL LEASE

      In 1997 and 1996, the Company entered into capital leases for certain software and equipment, respectively. The agreements have been capitalized at the present value of the future minimum rental payments and are included in machinery and equipment at December 31, 1997 and 1996 at a value of $103,400 and $28,400, respectively, less accumulated amortization of $22,813 and $7,123, respectively. Future minimum payments, by year and in the aggregate, under capitalized lease obligations at December 31, 1997, consist of the following:


     1998                                                           $ 41,657
     1999                                                             25,476
                                                                    --------

     Total minimum lease payment                                      67,133

     Less amount representing interest at a weighted average
     interest rate of 13% per annum                                   (6,151)
                                                                    --------

     Present value of net minimum lease payments                      60,982

     Less current portion                                            (36,598)
                                                                    --------

     Long-term portion of net minimum lease payments                $ 24,384
                                                                    ========

8.    CUSTOMERS

      The Company's customer base consists of large retail companies, principally in the supermarket industry, located throughout the United States.

      Major customers accounted for the following percentages of revenue:

     Customers                            1997        1996       1995
         A                                 57 %        48 %       34 %
         B                                  -          13         13
         C                                  -          10         11


9.    RELATED-PARTY TRANSACTIONS

      PRODUCT DISTRIBUTION AGREEMENT - The Company sold certain products under the terms of a product distribution agreement (the "Agreement") with IVI. The Agreement granted the Company the nonexclusive right to market, distribute or sell IVI's products in the United States. The Agreement expired on December 31, 1992, and the Company and IVI have continued to transact business under an informal extension of the Agreement. Total purchases from IVI were approximately $1,870,000, $453,000 and $1,190,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Sales to IVI were approximately $168,000 for the year ended December 31, 1997. At December 31, 1997 and 1996 accounts payable to IVI were $318,858 and $95,287, respectively.

10.   401(K) RETIREMENT SAVINGS PLAN

      The Company has a 401(k) Retirement Savings Plan (the "401(k) plan") covering substantially all employees. Under the 401(k) plan, participants are allowed to contribute an amount not to exceed 20% of compensation, subject to certain limitations. The Company may make matching contributions at its discretion. No contributions were made by the Company during 1997, 1996, or 1995.

11.   SUBSEQUENT EVENTS

      In January 1998, the Company purchased certain intellectual property, related software maintenance contracts and tangible assets used to support such contracts. The purchase price is based on 75% of the revenues derived from the software maintenance contracts for the twelve-month period following the date of purchase, which is estimated to approximate $300,000, and is payable 30 days from the receipt of such revenue.

                                   * * * * * *

                       NATIONAL TRANSACTION NETWORK, INC.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS



                                     BALANCE AT       ADDITIONS      ADDITIONS                        BALANCE AT
                                      BEGINNING       CHARGED TO    CHARGED TO       DEDUCTIONS         END OF
                                      OF PERIOD        EXPENSES     OTHER ACCTS.     (DESCRIBE)         PERIOD
                                     ----------       ----------    -----------      ----------       ----------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

    Year Ended December 31, 1995      $100,000            $0            $0              $0            $100,000

    Year Ended December 31, 1996      $100,000            $0            $0              $0            $100,000

    Year Ended December 31, 1997      $100,000            $0            $0          $60,000(a)         $40,000

-------------------


      (a) Write-off of uncollectible accounts ($15,000); Relief of allowance for doubtful accounts balance ($45,000) based on review of accounts receivable totals.

                                  EXHIBIT INDEX


                                                                                            Form 10-K
Exhibit                                                                                    consecutive
Number                               Exhibit                                              page number
-------                    ---------------------------------                              ------------

2                          Asset Purchase Agreement between
                           the Company and BancTec USA, Inc.
                           dated January 10, 1998

3(a)                       Amended and restated Certificate of
                           Incorporation filed October 22, 1993                               see note (9)

3(b)                       Certificate of Amendment dated June 30,
                           1997 to the Amended and Restated
                           Certificate of Incorporation filed
                           October 22, 1993                                                  see note (13)

3(c)                       Bylaws, as amended                                                 see note (4)

4(a)                       National Transaction Network, Inc.
                           1993 Director Stock Option Plan                                    see note (8)

4(b)                       National Transaction Network, Inc.
                           1995 Director Stock Option Plan                                   see note (11)

4(c)                       Convertible Subordinated Note Purchase
                           Agreement between the Company and
                           International Verifact Inc. dated
                           August 18, 1997                                                   see note (13)

4(d)                       Amendment to Convertible Subordinated
                           Note Purchase Agreement between the
                           Company and International Verifact Inc.
                           dated October 31, 1997                                            see note (13)

4(e)                       Convertible Subordinated Note of the
                           Company dated September 19, 1997                                  see note (13)

4(f)                       Security Agreement between the Company
                           and International Verifact Inc. dated
                           September 19, 1997                                                see note (13)

4(g)                       Amendment to Security Agreement between
                           the Company and International Verifact Inc.
                           dated October 31, 1997                                            see note (13)

4(h)                       Convertible Subordinated Note of the
                           Company dated November 24, 1997

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



10(p)                      Joint Marketing Agreement between the Company
                           and Card Establishment Services, Inc. dated
                           December 7, 1993                                                   see note (9)

10(q)                      Severance Agreement between the Company and
                           Milton Alpern dated March 17, 1994                                 see note (9)

10(r)                      Form of the Director Stock Option Agreement
                           for the 1993 Director Stock Option Plan                           see note (10)

10(s)                      Form of the Director Stock Option Agreement
                           for the 1995 Director Stock Option Plan                           see note (11)

10(t)                      Industry Remarketer Agreement between the
                           Company and International Business Machines
                           Corporation dated June 3, 1996                                    see note (12)

10(u)                      Lease Agreement between the Company and
                           Aetna Real Estate Associates, L.P. dated
                           November 8, 1996                                                  see note (12)

23                         Consent of Deloitte & Touche LLP

27                         Financial Data Schedule

----------------------------------

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

(12) Exhibit is incorporated by reference to the Exhibits to the Form 10-K for the fiscal year ended December 31, 1996.

(13) Exhibit is incorporated by reference to the Exhibits to the Form 10-Q for the fiscal quarter ended September 30, 1997.



                         SCHEDULES OMITTED IN ACCORDANCE
                      WITH ITEM 601(b)(2) OF REGULATION S-K

         Pursuant to the Asset Purchase Agreement (the "Agreement") dated January 10, 1998 by and between BancTec USA, Inc. ("BancTec") and the Company, BancTec and the Company executed various disclosure schedules which formed part of the Agreement but are not required to be, and are not, filed as part of this Annual Report of Form 10-K. Such omitted disclosure schedules include the following items: (a) a list of the source control inventory listings identifying the software application program/module content of the product lines transferred from BancTec to the Company; (b) diminimis personal property transferred from BancTec to the Company; (c) copies of various license agreements entered into by and between BancTec and various third parties; and (d) BancTec's current form of licensing agreement. The Company will furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission (the "Commission") upon the Commission's request; provided, however that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act, as amended, for any schedule so furnished.