Form 10-Q
period 1998-03-31
NATIONAL TRANSACTION NETWORK INC
filed 1998-05-14
CIK 315999

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.15 par value per share, outstanding as of May 8, 1998: 3,310,662 shares.

                       NATIONAL TRANSACTION NETWORK, INC.



                                                                        PAGE

PART I     FINANCIAL INFORMATION

     Item 1 Financial Statements

                  Balance Sheets
                         March 31, 1998 and December 31, 1997             3

                  Statements of Operations
                         Three months ended March 31, 1998 and 1997       5

                  Statements of Cash Flows
                         Three months ended March 31, 1998 and 1997       6

                  Notes to Financial Statements                           7

     Item 2 Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     9


PART II    OTHER INFORMATION                                             12


SIGNATURES                                                               13

                          PART I - FINANCIAL STATEMENTS


ITEM I. FINANCIAL STATEMENTS
---------------------------------------------------

                       NATIONAL TRANSACTION NETWORK, INC.
                                 BALANCE SHEETS


                                     ASSETS
                             ----------------------

                                                         (Unaudited)
                                                          March 31,           December 31,
                                                            1998                 1997
                                                         ----------           ----------
CURRENT ASSETS:
   Cash and equivalents                                    $588,267             $457,857
   Accounts receivable
   (Net of allowance for doubtful accounts
    of $40,000 at March 31, 1998
    and December 31, 1997)                                  829,630              785,597
   Accounts receivable-stockholder                           65,006
   Inventory                                                313,550              754,919
   Prepaid expenses                                          44,245               50,482
                                                         ----------           ----------
     TOTAL CURRENT ASSETS                                 1,840,698            2,048,855
                                                         ----------           ----------

PROPERTY AND EQUIPMENT                                      891,218            1,002,003
   Less accumulated depreciation
    and amortization                                       (719,312)            (712,981)
                                                         ----------           ----------
     PROPERTY AND
     EQUIPMENT - NET                                        171,906              289,022
                                                         ----------           ----------

OTHER ASSETS
  Capitalized software development costs                    428,325              286,228
   Purchased technology, net                                303,303             -
   Deposits and other                                        14,663               14,663
                                                         ----------           ----------
      Total other assets                                    746,291              300,891

                    TOTAL                                $2,758,895           $2,638,768
                                                         ==========           ==========


                       See Notes to Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                                 BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY
        ----------------------------------------------------------------

                                                         (Unaudited)
                                                          March 31,           December 31,
                                                            1998                 1997
                                                         ----------           ----------
CURRENT LIABILITIES:
   Accounts payable                                        $249,534             $265,708
   Accounts payable-stockholder                              54,313              318,858
   Accrued liabilities                                      544,760              223,457
   Deferred revenue                                         274,390               49,067
   Short term portion of capital lease                        9,478               36,598
                                                         ----------           ----------
     TOTAL CURRENT LIABILITIES                            1,132,475              893,688
                                                         ----------           ----------

LONG TERM LIABILITIES:
   Long term portion of capital lease                     -                       24,384
  Convertible notes payable to stockholder                1,563,583            1,524,208
                                                         ----------           ----------
     TOTAL LONG TERM LIABILITIES                          1,563,583            1,548,592
                                                         ----------           ----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.10 par value;
    authorized, 5,000,000 shares;
    none issued and outstanding
   Common stock, $.15 par value;
    authorized, 20,000,000 shares;
    issued and outstanding, 3,310,662
    and  3,273,162 shares at March 31, 1998
    and December 31, 1997,respectively                      496,606              490,974
   Additional paid-in capital                            12,605,366           12,596,573
   Accumulated Deficit                                  (13,039,135)         (12,891,059)
                                                         ----------           ----------
     TOTAL STOCKHOLDERS'
        EQUITY                                               62,837              196,488
                                                         ----------           ----------
                  TOTAL                                  $2,758,895           $2,638,768
                                                         ==========           ==========


                       See Notes to Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended
                                                             March 31,
                                                     -------------------------
                                                        1998            1997
                                                     ---------       ---------
REVENUE:
   Systems and equipment                              $791,582        $576,265
   Software and services                               759,163         645,888
                                                     ---------       ---------
     Total                                           1,550,745       1,222,153
                                                     ---------       ---------
COST AND EXPENSES:
   Cost of revenue                                     876,560         611,581
   Research and development                            239,787         247,983
   Selling, general and administrative                 541,429         502,938
                                                     ---------       ---------
     Total                                           1,657,776       1,362,502
                                                     ---------       ---------
LOSS FROM OPERATIONS                                  (107,031)       (140,349)
                                                     ---------       ---------
OTHER INCOME (EXPENSE) :
   Interest income (expense)                           (41,045)          1,746
                                                     ---------       ---------
     Total                                             (41,045)          1,746
                                                     ---------       ---------
       NET LOSS                                      ($148,076)      ($138,603)
                                                     =========       =========
BASIC AND DILUTED
LOSS  PER COMMON SHARE                                  ($0.05)         ($0.04)
                                                     =========       =========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                           3,281,439       3,248,606
                                                     =========       =========


                       See Notes to Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                     -------------------------
                                                       1998             1997
                                                     ---------       ---------
Cash Flows From Operating Activities:
Net loss                                             ($148,076)      ($138,603)
                                                     ---------       ---------
Adjustments to reconcile net income (loss) to
   net cash provided by (used for)
   operating activities:
   Depreciation and amortization                        40,409          29,939
   Interest on conv. subordinated note payable to
      stockholder                                       39,375             -
   Loss on sale of property and equipment               13,905             -
Increase (decrease) in cash from:
   Accounts receivable                                 (44,033)        177,503
   Accounts receivable-stockholder                     (65,006)       (156,050)
   Inventory                                           441,369         (38,989)
   Prepaid expenses                                      6,237          (6,352)
   Other Assets                                                         (3,670)
   Accounts payable-stockholder                       (264,545)         55,999
   Accounts payable and accrued
     liabilities                                       347,629          14,568
   Deferred revenue                                    225,323         (25,612)
                                                     ---------       ---------
Total adjustments                                      740,663          47,336
                                                     ---------       ---------
Net cash provided by (used for) operating
   activities                                          592,587         (91,267)
                                                     ---------       ---------
Cash Flows From Investing Activities:
   Purchases of property and equipment                 (26,188)        (22,778)
   Proceeds from the sale of equipment                  11,898             -
    Acquisition of purchased technology               (313,555)            -
   Capitalization of software development costs       (142,097)            -
                                                     ---------       ---------
Net cash used for investing activities                (469,942)        (22,778)
                                                     ---------       ---------
Cash Flows From Financing Activities:

  Proceeds from stock issued under stock
    option plan                                         14,425             -
  Proceeds from bank line of credit                    100,000             -
  Repayment to bank line of credit                    (100,000)            -
  Repayment of Capital Lease                            (6,660)            -
                                                     ---------       ---------
Net cash provided by financing
   activities                                            7,765               0
                                                     ---------       ---------
Net increase (decrease) in cash and
   equivalents                                         130,410        (114,045)

Cash and Equivalents, Beginning of Period              457,857         266,045
                                                     ---------       ---------
Cash and Equivalents, End of Period                   $588,267        $152,000
                                                     =========       =========
Noncash Trasactions:
Transfer of Capital Lease in conjunction
    with the sale of software license                  $44,844             -
                                                     =========       =========
Return of purchased software                           $42,500             -
                                                     =========       =========

                      See Notes to the Financial Statements

                       NATIONAL TRANSACTION NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS


1. The accompanying financial statements and notes do not include all of the disclosures made in the Company's Form 10-K for the year ended December 31, 1997 which should be read in conjunction with these statements. In the opinion of the Company, the financial statements include all adjustments necessary for a fair presentation of the quarterly results.

2. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

3. In October 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or other marketing computer software. SOP 97-2 supersedes SOP 91-1, "Software Revenue Recognition," and was adopted by the Company for transactions entered into after December 31, 1997. Adoption of SOP 97-2 did not have a material effect on the Company's revenue recognition.

4. The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earning per Share," and has restated all periods presented to conform with the new preseentation. Basic net loss per common share is computed using the weighted average number of common shares outstanding during each period. In determining the denominator for dilutive loss per common share, no shares resulting from the assumed exercise of options using the treasury stock method or resulting from the conversion of the convertible subordinated notes payable to stockholder are added to the denominator because the inclusion of such shares would be antidilutive due to the net loss for each of the periods presented. Accordingly, diluted loss per common share is equal to basic loss per common share and is not separately disclosed.

5. For the quarters ended March 31, 1998 and 1997, the Company made inventory purchases from International Verifact, Inc. ("IVI") totaling approximately $77,000 and $146,000 respectively. Accrued interest for the Company's Convertible Subordinated Notes Payable to IVI totaled $39,375 for the quarter ended March 31, 1998.

6. In January 1998, the Company purchased certain intellectual property, related software maintenance contracts and tangible assets used to support such contracts. The purchase price was based on 75% of the revenues derived from the software maintenance contracts for a twelve month period following the date of purchase, which is estimated to approximate $316,000, and is payable 30 days from the receipt of such revenue. The final allocation of the purchase price is contingent on this revenue and the purchase price will be adjusted when the underlying revenues are known.

7. The Company has a working capital line of credit with its bank which expires on January 4, 1999. Maximum available borrowings under the line are the lesser of $750,000 or certain levels of eligible accounts receivable and are subject to monthly and quarterly financial performance covenants. Borrowings bear interest at a rate per annum equal to the bank's prime rate plus 1.5%, are secured by the Company's assets, and are guaranteed by IVI. At March 31, 1998, there were no borrowings outstanding under the credit line. Borrowing availability under the credit line was approximately $383,000 at March 31, 1998.

8. The Company accounts for certain software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." It is the Company's policy to capitalize costs relating to the development of its products once technological feasibility has been achieved until the products are available for general release to customers, provided that the recoverability of such costs is reasonably assured through expected sales revenue less related selling expenses. Upon availability of products for general release to customers, all related capitalized development costs are amortized over a suitable period based on the products' estimated economic life. During the quarter ended March 31, 1998, the Company capitalized software development costs of approximately $142,000 and total capitalized software development cost aggregated $428,000 at March 31, 1998.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     The Company's business strategy focuses on development and marketing of software products and professional services designed to address the electronic payment system needs of multi-lane retailers. In keeping with this strategy, the Company has purchased and sold technology in a effort to maximize its opportunities in the market place.

     In January 1998, the Company purchased the rights to certain software products from BancTec USA, Inc.("BancTec"). Also included in the purchase were certain customer software maintenance contracts and tangible assets used to support such contracts. The software products acquired by the Company complement NTN's existing software products and services. The Mainsail software product acquired from BancTec enables retailers to centralize their check and EFT transactions reducing the retailers costs of handling electronic payments by reducing their reliance on costly third party transaction processors.

     In March, 1998, the Company sold certain software licenses and equipment relating to its transaction processing business. The purchaser has also assumed the capital lease obligation and the lessor has released the Company from its liability.

RESULTS OF OPERATIONS

     Revenue for the quarter ended March 31, 1998 increased by 26.9% to $1,550,745 compared to $1,222,153 for the quarter ended March 31, 1997. The increase in revenue was primarily due to a significant customer's decision to convert and upgrade a large number of its systems in the quarter ended March 31, 1998. This customer accounted for approximately 66% of the Company's revenue in first quarter of 1998 as compared to approximately 27% for the same period in the prior year. Management believes that with the additional resources provided by International Verifact ("IVI"), the Company will continue to expand the development and marketing of its products and services.

     Gross margins as a percent of revenue were 43.5% for the quarter ended March 31, 1998 compared to 50.0% for the quarter ended March 31, 1997. The decrease in gross margin percentages between the two quarterly periods was primarily due to a shift in mix between hardware, software, and professional services revenues as well as lower margins on certain hardware sales. For the quarter ended March 31, 1998, lower margin hardware revenue accounted for approximately 51% of total revenue compared to approximately 47% of total revenue for the quarter ended March 31, 1997.

     Total operating expenses for the quarter ended March 31, 1998 increased by 5.4% compared to the quarter ended March 31, 1997. Research and development expenses decreased by 3.3% to $239,787 for the quarter ended March 31, 1998 compared to $247,983 for the quarter ended March 31, 1997. Increases in research and development expenses between the two quarterly periods were a result of (i) outside consulting expenses due to the utilization of contract programmers, and (ii) salary and benefit expenses related to the hiring of additional research and development staff. These increases were offset by the capitalization of certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the costs of Computer Software to be Sold, Leased or Otherwise Marketed," resulting in the small change in research and development expenses for the quarter ended March 31, 1998 compared to the three months ended March 31, 1997. For the quarter ended March 31, 1998, capitalized software development costs totaled $142,097 while there were no software development costs capitalized in the quarter ended March 31, 1997.

     Selling, general and administrative expenses increased by 7.7% to $541,429 for the quarter ended March 31, 1998 compared to $502,940 for the quarter ended March 31, 1997. This increase was related primarily to increases in compensation and fringe benefit expenses due to the addition of a business development manager and a project consultant necessitated by the acquisition of the Mainsail product from BancTec in January, 1998. The increase was partially offset by the decrease in compensation related to the elimination of one staff administrative position and the reduction in compensation and travel expenses related to the resignation of the Executive Vice President/General Manager and Vice President of Finance late in March 1998.

     Other expense for the quarter ended March 31, 1998, totaled $41,045 which consisted primarily of interest expense on convertible subordinated notes payable to IVI ($39,375) and interest expense incurred on capitalized lease obligations.


LIQUIDITY AND CAPITAL RESOURCES

     Cash balances at March 31, 1998 were $588,000 compared to $458,000 at December 31, 1997. Net cash provided by operating activities was $592,587 for the quarter ended March 31, 1998. The decrease in inventory coupled with the increase in deferred revenue related to maintenance contracts for the quarter ended March 31, 1998 primarily accounted for the cash generated by operations during the quarter. Net cash used in investing activities for the quarter ended March 31, 1998 totaled approximately $470,000 and represented the purchase of technology from BancTec coupled with the capitalization of certain software development costs partially offset by the sale of the transaction processing software license.

     The Company has a working capital line of credit with its bank, which expires on January 4, 1999. Maximum available borrowings under the line are the lesser of $750,000 or certain levels of eligible accounts receivable and are subject to monthly and quarterly financial performance covenants. Borrowings bear interest at a rate per annum equal to the bank's prime rate plus 1.5%, are secured by the Company's assets, and are guaranteed by IVI. At March 31, 1998, there were no borrowings outstanding under the credit line. Borrowing availability under the credit line was $383,000 at March 31, 1998.

     Management believes that sources of liquidity for future needs can be generated from existing cash balances, cash generated from operations, borrowings available to the Company under its bank-financed working capital line of credit, and its Convertible Subordinated Note Agreement with IVI.

YEAR 2000 COMPLIANCE

     The latest versions of the Company' software products are designed to be "Year 2000 Compliant." The company defines "Year 2000 Compliant" as the software product's ability to accurately process date and time data (including calculating, comparing, and sequencing) from, into, and between the years 1999 and 2000 and later, including calculating date and time data for leap years. In addition, the software product, when used in combination with other software, will accurately process date and time data if such other software properly exchanges date and time data with it. There can be no assurance, however, that the Company's software products that are designed to be Year 2000 Compliant contain all the necessary code changes and modifications to be compliant with all possible Year 2000 issues.

     The Company also uses certain computer software programs in its internal operations, including applications used in product development, financial and business systems, and various administrative functions. The Company is reviewing the areas within its business and operations which could be adversely affected by Year 2000 issues and evaluating the costs which may be associated with modifying and testing its systems for Year 2000 compliance. Although the Company is not yet able to estimate any incremental cost for Year 2000 issues, based on its preliminary review to date, the Company does not believe that any Year 2000 issues relating to internal systems will have a material adverse effect on its business, financial condition or results of operations.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

              The Company has no material legal proceedings at this time.

Item 2.       Changes in Securities.

              Not applicable.

Item 3.       Defaults upon Senior Securities.

              Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

              There were no matters submitted to a vote of the security holders in the quarter ended March 31, 1998.

Item 5.       Other Information.

              Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.

              (a) Exhibits.

                    Exhibit 27  Financial Data Schedule.

              (b) Reports on Form 8-K.

                    None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            NATIONAL TRANSACTION NETWORK, INC.





DATE:  May 13, 1998              By   /s/ L. Barry Thomson
                                    -----------------------------
                                        L. Barry Thomson, Chief Executive
                                        Officer, President and Chairman of the
                                        Board (Principal Executive Officer)






DATE:  May 13, 1998              By   /s/ Judith A. Kellogg
                                   ----------------------------------
                                        Judith A. Kellogg, Controller
                                        (Principal Financial and
                                        Accounting Officer)