Form 10-Q
period 1998-06-30
NATIONAL TRANSACTION NETWORK INC
filed 1998-08-13
CIK 315999

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

                         Commission file number 0-10966

                       NATIONAL TRANSACTION NETWORK, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                            No. 75-1535237
          -----------------------                     ---------------
      (State or other jurisdiction                    (I.R.S. Employer
      of incorporation or organization)               Identification Number)


                                117 Flanders Road
                           Westborough, Massachusetts                    01581
                        --------------------------------              ----------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.15 par value per share, outstanding as of August 3, 1998: 3,325,468 shares.

                       NATIONAL TRANSACTION NETWORK, INC.



                                                                                                   PAGE

PART I     FINANCIAL INFORMATION

     Item 1       Financial Statements

                  Balance Sheets
                         June 30, 1998 and December 31, 1997                                         3

                  Statements of Operations
                         Three months ended June 30, 1998 and 1997                                   5
                         Six months ended June 30, 1998 and 1997                                     6

                  Statements of Cash Flows
                         Six months ended June 30, 1998 and 1997                                     7

                  Notes to Financial Statements                                                      8

     Item 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations10


PART II    OTHER INFORMATION                                                                        13


SIGNATURES                                                                                          15

                          PART I - FINANCIAL STATEMENTS


ITEM I. FINANCIAL STATEMENTS
----------------------------



                       NATIONAL TRANSACTION NETWORK, INC.
                                 BALANCE SHEETS


                                     ASSETS
                             ----------------------

                                                                        (Unaudited)
                                                                          June 30,           December 31,
                                                                            1998                  1997
                                                                      ----------------    -----------------

           CURRENT ASSETS:
              Cash and equivalents                                        $513,693             $457,857
              Accounts receivable
              (Net of allowance for doubtful accounts
               of $40,000 at June 30, 1998
               and December 31, 1997)                                      735,961              785,597
              Accounts receivable-stockholder                               40,006
              Inventory                                                    464,856              754,919
              Prepaid expenses                                              39,828               50,482
                                                                      ----------------    -----------------
                TOTAL CURRENT ASSETS                                     1,794,344            2,048,855
                                                                      ----------------    -----------------

           PROPERTY AND EQUIPMENT                                          893,109            1,002,003
              Less accumulated depreciation
               and amortization                                           (744,546)            (712,981)
                                                                      ----------------    -----------------
                PROPERTY AND
                EQUIPMENT - NET                                            148,563              289,022
                                                                      ----------------    -----------------

           OTHER ASSETS
             Capitalized software development costs                        586,244              286,228
              Purchased technology, net                                    287,353             -
              Deposits and other                                            16,363               14,663
                                                                      ----------------    -----------------
                 Total other assets                                        889,960              300,891

                               TOTAL                                    $2,832,867           $2,638,768
                                                                      ----------------    -----------------
                                                                      ----------------    -----------------


           See Notes to Financial Statements.


                       NATIONAL TRANSACTION NETWORK, INC.
                                 BALANCE SHEETS


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                 -----------------------------------------------

                                                                        (Unaudited)
                                                                          June 30,          December 31,
                                                                           1998                 1997
                                                                      ---------------    -----------------

           CURRENT LIABILITIES:
              Accounts payable                                            $211,832             $265,708
              Accounts payable-stockholder                                 456,782              318,858
              Accrued liabilities                                          528,110              223,457
              Deferred revenue                                             309,440               49,067
              Short term portion of capital lease                            6,799               36,598
                                                                      ---------------    -----------------
                TOTAL CURRENT LIABILITIES                                1,512,963              893,688
                                                                      ---------------    -----------------

           LONG TERM LIABILITIES:
              Long term portion of capital lease                              -                  24,384
             Convertible notes payable to stockholder                    1,603,396            1,524,208
                                                                      ---------------    -----------------
                TOTAL LONG TERM LIABILITIES                              1,603,396            1,548,592
                                                                      ---------------    -----------------

           STOCKHOLDERS' EQUITY (DEFICIENCY):
              Preferred stock, $.10 par value;
               authorized, 5,000,000 shares;
               none issued and outstanding
              Common stock, $.15 par value; authorized,
               20,000,000 shares; issued and outstanding,
               3,325,438 and 3,248,606 shares at June
               30, 1998 and December 31, 1997,
               respectively                                                498,827              490,974
              Additional paid-in capital                                12,609,215           12,596,573
              Accumulated Deficit                                      (13,391,534)         (12,891,059)
                                                                      ---------------    -----------------
                TOTAL STOCKHOLDERS'
                   EQUITY (DEFICIENCY)                                    (283,492)             196,488
                                                                      ---------------    -----------------
                             TOTAL                                      $2,832,867           $2,638,768
                                                                      ---------------    -----------------
                                                                      ---------------    -----------------


           See Notes to Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                               Three Months Ended
                                                                                    June 30,

                                                                            1998                  1997
                                                                       -------------         --------------
        REVENUE:
           Systems and equipment                                          $563,895              $388,075
           Software and services                                           554,843               552,338
                                                                       -------------         --------------
             Total                                                       1,118,738               940,413
                                                                       -------------         --------------
        COST AND EXPENSES:
           Cost of revenue                                                 685,160               474,898
           Research and development                                        273,253               272,900
           Selling, general and administrative                             472,934               424,015
                                                                       -------------         --------------
             Total                                                       1,431,347             1,171,813
                                                                       -------------         --------------
        LOSS FROM OPERATIONS                                              (312,609)             (231,400)
                                                                       -------------         --------------
        OTHER INCOME (EXPENSE):
           Interest income                                                      33                    32
           Interest expense                                                (39,817)               (4,595)
                                                                       -------------         --------------
             Total                                                         (39,784)               (4,563)
                                                                       -------------         --------------
               NET LOSS                                                  ($352,393)            ($235,963)
                                                                       -------------         --------------
                                                                       -------------         --------------
        BASIC AND DILUTED NET
        LOSS PER COMMON SHARE                                               ($0.11)               ($0.07)
                                                                       -------------         --------------
                                                                       -------------         --------------

        WEIGHTED AVERAGE NUMBER OF
         COMMON SHARES OUTSTANDING                                       3,316,961             3,248,606
                                                                       -------------         --------------
                                                                       -------------         --------------


        See Notes to Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                               Six Months Ended
                                                                                   June 30,

                                                                           1998                  1997
                                                                      --------------        ---------------
        REVENUE:
           Systems and equipment                                        $1,355,477              $964,341
           Software and services                                         1,314,006             1,198,225
                                                                      --------------        ---------------
             Total                                                       2,669,483             2,162,566
                                                                      --------------        ---------------
        COST AND EXPENSES:
           Cost of revenue                                               1,551,220             1,086,479
           Research and development                                        513,040               520,883
           Selling, general and administrative                           1,024,863               926,952
                                                                      --------------        ---------------
             Total                                                       3,089,123             2,534,314
                                                                      --------------        ---------------
        LOSS FROM OPERATIONS                                              (419,640)             (371,748)
                                                                      --------------        ---------------
        OTHER INCOME (EXPENSE):
           Interest income                                                      65                 1,779
           Interest expense                                                (80,894)               (4,595)
                                                                      --------------        ---------------
             Total                                                         (80,829)               (2,816)
                                                                       --------------        ---------------
               NET LOSS                                                  ($500,469)            ($374,564)
                                                                      --------------        ---------------
                                                                      --------------        ---------------
        BASIC AND DILUTED NET
        LOSS  PER COMMON SHARE                                              ($0.15)               ($0.12)
                                                                      --------------        ---------------
                                                                      --------------        ---------------

        WEIGHTED AVERAGE NUMBER OF
         COMMON SHARES OUTSTANDING                                       3,299,298             3,248,606
                                                                      --------------        ---------------
                                                                      --------------        ---------------




        See Notes to Financial Statements.


                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Six Months Ended
                                                                          June 30,
                                                              ------------ ----- ------------
                                                                   1998              1997
                                                              ------------       ------------
       Cash Flows From Operating Activities:
       Net loss                                                ($500,469)         ($374,564)
                                                              ------------       ------------
       Adjustments to reconcile net loss to
          net cash provided by (used for)
          operating activities:
          Depreciation and amortization                           81,594             63,193
          Interest on conv. subordinated note payable
           to stockhold                                           79,188               -
          Loss on sale of property and equipment                  13,905               -
       Increase (decrease) in cash from:
          Accounts receivable                                     49,636            796,031
          Accounts receivable-stockholder                        (40,006)           (14,079)
          Inventory                                              290,063             73,065
          Prepaid expenses                                        10,654             (2,997)
          Other Assets                                            (1,700)            (2,732)
          Accounts payable-stockholder                           137,924            (84,474)
          Accounts payable and accrued
            liabilities                                          293,271           (415,889)
          Deferred revenue                                       260,373           (165,203)
                                                              ------------       ------------
       Total adjustments                                       1,174,902            246,915
                                                              ------------       ------------
       Net cash provided by (used for) operating
          activities                                             674,433           (127,649)
                                                              ------------       ------------
       Cash Flows From Investing Activities:
          Purchases of property and equipment                    (28,080)           (73,413)
          Proceeds from the sale of equipment                     11,898               -
           Acquisition of purchased technology                  (313,555)              -
          Capitalization of software development costs          (300,016)           (15,248)
                                                              ------------       ------------
       Net cash used for investing activities                   (629,753)           (88,661)
                                                              ------------       ------------
       Cash Flows From Financing Activities:

         Proceeds from stock issued under stock
           option plan                                            20,495               -
         Proceeds from bank line of credit                       100,000            100,000
         Repayment to bank line of credit                       (100,000)          (100,000)
         Repayment of capital lease                               (9,339)              -
                                                              ------------       ------------
       Net cash provided by financing
          activities                                              11,156                  0
                                                              ------------       ------------
       Net increase (decrease) in cash and
          equivalents                                             55,836           (216,310)

       Cash and Equivalents, Beginning of Period                 457,857            266,045
                                                              ------------       ------------
       Cash and Equivalents, End of Period                      $513,693            $49,735
                                                              ------------       ------------
                                                              ------------       ------------
       Noncash Trasactions:
       Transfer of Capital Lease in conjunction
           with the sale of software license                     $44,844               -
                                                              ------------       ------------
                                                              ------------       ------------
       Return of purchased software                              $42,500               -
                                                              ------------       ------------
                                                              ------------       ------------
       Capital lease additions                                      -                63,389
                                                              ------------       ------------
                                                              ------------       ------------
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

2. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

4. The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earning per Share," and has restated all periods presented to conform with the new presentation. Basic net loss per common share is computed using the weighted average number of common shares outstanding during each period. In determining the denominator for dilutive loss per common share, no shares resulting from the assumed exercise of options using the treasury stock method or resulting from the conversion of the convertible subordinated notes payable to stockholder are added to the denominator because the inclusion of such shares would be antidilutive due to the net loss for each of the periods presented. Accordingly, diluted loss per common share is equal to basic loss per common share and is not separately disclosed.

5. For the quarters ended June 30, 1998 and 1997, the Company made inventory purchases from IVI totaling approximately $479,000 and $33,000 respectively. Accrued interest for the Company's Convertible Subordinated Notes Payable to IVI totaled $39,375 for the quarter ended June 30, 1998.

6. In January 1998, the Company purchased certain intellectual property, related software maintenance contracts and tangible assets used to support such contracts. The purchase price is based on 75% of the revenues derived from the software maintenance contracts for the twelve month period following the date of purchase. This purchase price is estimated to be approximately $316,000 and is payable 30 days from the receipt of the applicable software maintenance revenue. The final allocation of the purchase price is contingent on this revenue and the purchase price will be adjusted when the underlying revenues are known.

7. The Company has a working capital line of credit with its bank which expires on January 4, 1999. Maximum available borrowings under the line are the lesser of $750,000 or certain levels of eligible accounts receivable and are subject to monthly and quarterly financial performance covenants. At June 30, 1998, the Company was not in compliance with the net loss covenant and obtained a compliance waiver from the bank. Currently, the Company does not expect to be in compliance with the net loss covenant for the third quarter and is working with the bank to modify or eliminate this covenant. Borrowings bear interest at a rate per annum equal to the bank's prime rate plus 1.5%, are secured by the Company's assets, and are guaranteed by IVI. At June 30, 1998, there were no borrowings outstanding under the credit line. Borrowing availability under the credit line was approximately $467,000 at June 30, 1998.

8. The Company accounts for certain software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." It is the Company's policy to capitalize costs relating to the development of its products once technological feasibility has been achieved until the products are available for general release to customers, provided that the recoverability of such costs is reasonably assured through expected sales revenue less related selling expenses. Upon availability of products for general release to customers, all related capitalized development costs are amortized over a suitable period based on the products' estimated economic life. During the quarter ended June 30, 1998, the Company capitalized software development costs of approximately $158,000 and total capitalized software development cost aggregated $586,000 at June 30, 1998.

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

RESULTS OF OPERATIONS

     Revenue for the quarter ended June 30, 1998 increased by 19% to $1,118,738 compared to $940,413 for the quarter ended June 30, 1997. For the six months ended June 30, 1998, revenue increased by 23.4% to $2,669,483 compared to $2,162,566 for the six months ended June 30, 1997. The increases in revenue were primarily due to one customer's decision to replace its lane equipment in several divisions in the first two quarters of 1998. This customer accounted for
61.2 percent of revenue in the first six months of 1998 versus 34.9 percent during the same period in 1997. In addition, maintenance revenue increased as a result of the acquisition of the Mainsail product line.

     Gross margins as a percent of revenue were 38.8% and 41.9%, respectively, for the quarter and six months ended June 30, 1998 compared to 49.5% and 49.8%, for the quarter and six months ended June 30, 1997. The decreases in gross margin percentages were primarily due to a shift in mix between hardware, software, and professional services revenue. Lower margin hardware revenue accounted for approximately 51% and 50%, respectively, of total revenue for the quarter and six months ended June 30, 1998 compared to approximately 41% and 45%, respectively, for the quarter and six months ended June 30, 1997.

Total operating expenses for the quarter and six months ended June 30, 1998 increased by 7.1% and 6.2%, respectively, compared to the quarter and six months ended June 30, 1997.

Research and development expenses totaled $273,253 excluding $89,638 of capitalized development costs for the quarter ended June 30, 1998 compared to $272,900, excluding

$15,248 of capitalized software development costs for the quarter ended June 30, 1997. For the six months ended June 30, 1998, research and development expenses decreased by 1.5% to $513,040 excluding $300,016 of capitalized software development costs compared to $520,883 excluding $15,248 of capitalized software development costs for the six months ended June 30, 1997. Increases in outside consulting expenses due to the utilization of contract programmers and quality assurance engineers and compensation and fringe benefit expense related to additional research and development staff were primarily responsible for the increases in research and development expenses for the quarter and six months ended June 30, 1998 compared to the quarter and six months ended June 30, 1997.

Selling, general and administrative expenses increased by 11.5% to $472,934 for the quarter ended June 30, 1998 compared to $424,015 for the quarter ended June 30, 1997. For the six months ended June 30, 1998, selling, general and administrative expenses increased by 10.6% to $1,024,863 compared to $926,952 for the six months ended June 30, 1997. For both the quarter and six months ended June 30, 1998, the increases in selling, general and administrative expenses was due primarily to the addition of staff positions necessitated by acquisition of the Mainsail product from BancTec.

     The decrease in interest income for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 was due to a decreases in the amount of funds available for investment. The increase in interest expense for the quarter and six months ended June 30, 1998 was due to the issuance of convertible notes payable to International Verifact Inc., now IVI Checkmate Corp ("IVI") during the third and fourth quarter of 1997 and on capitalized lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash balances at June 30, 1998 were $513,693 compared to $457,857 at December 31, 1997. Net cash provided by operating activities was $1,174,902 for the six months ended June 30, 1998. Decreases in inventory coupled with increases in accounts payable and accrued liabilities and deferred revenue, which offset the net loss from operations, accounted for the cash provided by operations during the period. Net cash used in investing activities for the six months ended June 30, 1998 totaled $629,753 and represented the purchase of technology from BancTec coupled with the capitalization of certain software development costs, partially offset by the proceeds of the sale of the transaction processing license.

     The Company has a working capital line of credit with its bank, which expires on January 4, 1999. Maximum available borrowings under the line are the lesser of $750,000 or certain levels of eligible accounts receivable and are subject to monthly and quarterly financial performance covenants. At June 30, 1998, the Company was not in compliance with the net loss covenant and obtained a compliance waiver from the bank. Borrowings bear interest at a rate per annum equal to the bank's prime rate plus 1.5%, are secured by the Company's assets, and are guaranteed by IVI. At June 30, 1998, there were no borrowings outstanding under the credit line. Borrowing availability under the credit line was $467,304 at June 30, 1998.

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


Item 2.       Changes in Securities and Use of Proceeds.

              Not applicable.


Item 3.       Defaults upon Senior Securities.

              Not applicable.


Item 4.       Submission of Matters to a Vote of Security Holders.

              (a) The Company held its annual meeting of stockholders on June 2, 1998. The number of shares issued, outstanding and eligible to vote as of the record date of April 10, 1998 was 3,310,662. For quorum, 2,887,548 shares of the eligible voting shares tabulated.

              (b) The following directors were elected at and continued in office after the meeting: L. Barry Thomson, Christopher F. Schellhorn, and George C. Whitton.

              (c) The following matters were voted on at the annual stockholders meeting:

                  1. To elect a Board of Directors for the ensuing year.


                      Director                          Number of Shares
                                                                     Withhold
                                                      For            Authority

                      L. Barry Thomson             2,875,283           2,265
                      Christopher F. Schellhorn    2,875,283           2,265
                      George C. Whitton            2,875,283           2,265

                  2. To ratify the selection of the firm of Deloitte & Touche LLP as auditors of the Company for the fiscal year ending December 31, 1998.

                                                         Number of Shares

                      For                                   2,883,707
                      Against                                      22
                      Abstain                                      30

              (d) Not applicable.

Item 5.       Other Information.

              Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.

              (a) Exhibits.

                  Exhibit 27  Financial Data Schedule

              (b) Reports on Form 8-K.

                  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       NATIONAL TRANSACTION NETWORK, INC.





DATE:  August 10, 1998                By   /s/ L. Barry Thomson
                                         -----------------------------
                                         L. Barry Thomson, Chief Executive
                                         Officer, President and Chairman of the
                                         Board (Principal Executive Officer)






DATE:  August 10, 1998                By   /s/ Judith A. Kellogg
                                        ----------------------------------
                                        Judith A. Kellogg, Controller
                                       (Principal Financial and
                                        Accounting Officer)