Form 10-Q
period 1998-09-30
NATIONAL TRANSACTION NETWORK INC
filed 1998-11-12
CIK 315999

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.15 par value per share, outstanding as of November 9, 1998: 3,325,468 shares.

                       NATIONAL TRANSACTION NETWORK, INC.



                                                                               PAGE
                                                                               ----

PART I     FINANCIAL INFORMATION

     Item 1       Financial Statements

                  Balance Sheets
                     September 30, 1998 and December 31, 1997                    3

                  Statements of Operations
                     Three months ended September 30, 1998 and 1997              5
                     Nine months ended September 30, 1998 and 1997               6

                  Statements of Cash Flows
                     Nine months ended September 30, 1998 and 1997               7

                  Notes to Financial Statements                                  8

     Item 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                           10


PART II    OTHER INFORMATION                                                    14


SIGNATURES                                                                      15


                          PART I - FINANCIAL STATEMENTS


ITEM I. FINANCIAL STATEMENTS
---------------------------------------------------

                       NATIONAL TRANSACTION NETWORK, INC.
                                 BALANCE SHEETS


                                     ASSETS
                             ----------------------

                                                                         (Unaudited)
                                                                        September 30,           December 31,
                                                                            1998                    1997
                                                                         ----------              ----------
           CURRENT ASSETS:
              Cash and equivalents                                         $304,753                $457,857
              Accounts receivable
              (Net of allowance for doubtful accounts
               of $40,000 at September 30, 1998
               and December 31, 1997)                                       631,468                 785,597
              Inventory                                                     164,458                 754,919
              Prepaid expenses                                               39,905                  50,482
                                                                         ----------              ----------
                TOTAL CURRENT ASSETS                                      1,140,584               2,048,855
                                                                         ----------              ----------

           PROPERTY AND EQUIPMENT                                           912,408               1,002,003
              Less accumulated depreciation
               and amortization                                            (768,366)               (712,981)
                                                                         ----------              ----------
                PROPERTY AND
                EQUIPMENT - NET                                             144,042                 289,022
                                                                         ----------              ----------

           OTHER ASSETS
             Capitalized software development costs                          43,120                 286,228
              Purchased technology, net                                     271,603                    -
              Deposits and other                                             16,363                  14,663
                                                                         ----------              ----------
                 Total other assets                                         331,086                 300,891
                                                                         ----------              ----------
                               TOTAL                                     $1,615,712              $2,638,768
                                                                         ==========              ==========



           See Notes to Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                                 BALANCE SHEETS



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

                                                                        (Unaudited)
                                                                        September 30,           December 31,
                                                                            1998                   1997
                                                                         ----------              ----------
           CURRENT LIABILITIES:
              Accounts payable                                             $130,135                $265,708
              Accounts payable-stockholder                                  271,981                 318,858
              Accrued liabilities                                           552,649                 223,457
              Deferred revenue                                              280,720                  49,067
              Short term portion of capital lease                             3,997                  36,598
                                                                         ----------              ----------
                TOTAL CURRENT LIABILITIES                                 1,239,482                 893,688
                                                                         ----------              ----------

           LONG TERM LIABILITIES:
              Long term portion of capital lease                               -                     24,384
             Convertible notes payable to stockholder                     1,642,687               1,524,208
                                                                         ----------              ----------
                TOTAL LONG TERM LIABILITIES                               1,642,687               1,548,592
                                                                         ----------              ----------

           STOCKHOLDERS' EQUITY (DEFICIENCY):
              Preferred stock, $.10 par value;
               authorized, 5,000,000 shares;
               none issued and outstanding
              Common stock, $.15 par value;
               authorized, 20,000,000 shares;
               issued and outstanding, 3,325,438
               and  3,248,606 shares at Sept. 30, 1998
               and December 31, 1997, respectively                          498,827                 490,974
              Additional paid-in capital                                 12,609,215              12,596,573
              Accumulated deficit                                       (14,374,499)            (12,891,059)
                                                                         ----------              ----------
                TOTAL STOCKHOLDERS'
                   EQUITY (DEFICIENCY)                                   (1,266,457)                196,488
                                                                         ----------              ----------
                             TOTAL                                       $1,615,712              $2,638,768
                                                                         ==========              ==========

           See Notes to Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                 Three Months Ended
                                                                                    September 30,
                                                                         ----------------------------------
                                                                            1998                    1997
                                                                         ----------              ----------
        REVENUE:
           Systems and equipment                                           $858,830                $795,117
           Software and services                                            518,195                 603,030
                                                                         ----------              ----------
             Total                                                        1,377,025               1,398,147
                                                                         ----------              ----------
        COST AND EXPENSES:
           Cost of revenue                                                  917,944                 855,142
           Research and development                                         286,477                 201,452
           Selling, general and administrative                              446,119                 412,787
            Impairment of capitalized software asset                        669,919                    -
                                                                         ----------              ----------
             Total                                                        2,320,459               1,469,381
                                                                         ----------              ----------
        LOSS FROM OPERATIONS                                               (943,434)                (71,234)
                                                                         ----------              ----------
        OTHER INCOME (EXPENSE):
           Interest income                                                       34                      22
           Interest expense                                                 (39,569)                 (7,441)
                                                                         ----------              ----------
             Total                                                          (39,535)                 (7,419)
                                                                         ----------              ----------
               NET LOSS                                                   ($982,969)               ($78,653)
                                                                         ==========              ==========

        BASIC AND DILUTED NET
        LOSS PER COMMON SHARE                                                ($0.30)                 ($0.02)
                                                                         ==========              ==========


        WEIGHTED AVERAGE NUMBER OF
         COMMON SHARES OUTSTANDING                                        3,325,438               3,250,671
                                                                         ==========              ==========



        See Notes to Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                Nine Months Ended
                                                                                   September 30,
                                                                         ----------------------------------
                                                                            1998                    1997
                                                                         ----------              ----------
        REVENUE:
           Systems and equipment                                         $2,214,307              $1,759,457
           Software and services                                          1,832,199               1,801,256
                                                                         ----------              ----------
             Total                                                        4,046,506               3,560,713
                                                                         ----------              ----------
        COST AND EXPENSES:
           Cost of revenue                                                2,469,163               1,941,621
           Research and development                                         799,572                 722,336
           Selling, general and administrative                            1,470,927               1,339,740
            Impairment of capitalized software asset                        669,919                    -
                                                                         ----------              ----------
             Total                                                        5,409,581               4,003,697
                                                                         ----------              ----------
        LOSS FROM OPERATIONS                                             (1,363,075)               (442,984)
                                                                         ----------              ----------
        OTHER INCOME (EXPENSE):
           Interest income                                                      100                   1,801
           Interest expense                                                (120,465)                (12,034)
                                                                         ----------              ----------
             Total                                                         (120,365)                (10,233)
                                                                         ----------              ----------
               NET LOSS                                                 ($1,483,440)              ($453,217)
                                                                         ==========              ==========

        BASIC AND DILUTED NET
        LOSS  PER COMMON SHARE                                               ($0.45)                 ($0.14)
                                                                         ==========              ==========


        WEIGHTED AVERAGE NUMBER OF
         COMMON SHARES OUTSTANDING                                        3,308,107               3,249,302
                                                                         ==========              ==========



        See Notes to Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                         ----------------------------------
                                                                            1998                    1997
                                                                         ----------              ----------
       Cash Flows From Operating Activities:
       Net loss                                                         ($1,483,440)              ($453,217)
                                                                         ----------              ----------
       Adjustments to reconcile net loss to
          net cash provided by (used for) operating activities:
          Depreciation and amortization                                     121,164                  95,545
          Interest on conv. subordinated note payable to stockholder        118,479                    -
          Loss on sale of property and equipment                             13,905                    -
          Impairment of capitalized software development costs              669,919                    -

       Increase (decrease) in cash from:

          Accounts receivable                                               154,129                 314,054
          Inventory                                                         590,461                (865,573)
          Prepaid expenses                                                   10,577                  (2,634)
          Other assets                                                       (1,700)                 (2,732)
          Accounts payable-stockholder                                      (46,877)                984,647
          Accounts payable and accrued
            liabilities                                                     236,119                 (40,496)
          Deferred revenue                                                  231,653                (327,554)
                                                                         ----------              ----------
       Total adjustments                                                  2,097,829                 155,267
                                                                         ----------              ----------
       Net cash provided by (used for) operating activities                 614,389                (297,950)
                                                                         ----------              ----------
       Cash Flows From Investing Activities:
          Purchases of property and equipment                               (47,379)                (87,406)
          Proceeds from the sale of equipment                                11,898                    -
          Acquisition of purchased technology                              (313,555)                   -
          Capitalization of software development costs                     (426,811)               (127,478)
                                                                         ----------              ----------
       Net cash used for investing activities                              (775,847)               (214,884)
                                                                         ----------              ----------
       Cash Flows From Financing Activities:

         Proceeds from stock issued under stock option plan                  20,495                   4,350
         Proceed from issuance of convertible subordinated debt                                     400,000
         Proceeds from bank line of credit                                  100,000                 400,000
         Repayment to bank line of credit                                  (100,000)               (400,000)
         Repayment of capital lease                                         (12,141)                (13,642)
                                                                         ----------              ----------
       Net cash provided by financing
          activities                                                          8,354                 390,708
                                                                         ----------              ----------
       Net decrease in cash and equivalents                                (153,104)               (122,126)

       Cash and Equivalents, Beginning of Period                            457,857                 266,045
                                                                         ----------              ----------
       Cash and Equivalents, End of Period                                 $304,753                $143,919
                                                                         ==========              ==========
       Supplemental Information:
       Cash Paid for Interest                                                $1,986                 $10,751
                                                                         ----------              ----------
       Non-Cash Transactions:
       Transfer of Capital Lease in conjunction
           with the sale of software license                                $44,844                    -

       Return of purchased software                                         $42,500                    -

       Capital lease additions                                                 -                    $63,389



       See Notes to the Financial Statements

                       NATIONAL TRANSACTION NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS


1. The accompanying financial statements and notes do not include all of the disclosures made in National Transaction Network, Inc.'s ("NTN" or the "Company") Form 10-K for the year ended December 31, 1997 which should be read in conjunction with these statements. In the opinion of the Company, the financial statements include all adjustments necessary for a fair presentation of the interim results.

         In June 1998, International Verifact Inc., the Company's parent company, and Checkmate Electronics, Inc. merged to form IVI Checkmate Corp.("IVI Checkmate"), the third largest electronic payment solutions provider in North America. IVI Checkmate acquired Plourde Computing Services, Inc. ("Plourde"), an independent software vendor, on September 29, 1998.

2. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

5. For the quarters ended September 30, 1998 and 1997, the Company made inventory purchases from IVI Checkmate totaling approximately $260,000 and $1,300,000 respectively. Accrued interest for the Company's Convertible Subordinated Notes Payable to IVI Checkmate totaled $39,292 and $118,479 for the quarter and nine months ended September 30, 1998.

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

7. The Company's working capital line of credit with its bank which was to expire on January 4, 1999 has been terminated without penalty. Future working capital advances will be provided by IVI Checkmate.

8. The Company accounts for certain software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." It is the Company's policy to capitalize costs relating to the development of its products once technological feasibility has been achieved until the products are available for general release to customers, provided that the recoverability of such costs is reasonably assured through expected sales revenue less related selling expenses. Upon availability of products for general release to customers, all related capitalized development costs are amortized over a suitable period based on the products' estimated economic life. Due to IVI Checkmate's acquisition of Plourde, management has determined that the costs capitalized for the PINnacle NT product, totaling $669,919, are not recoverable and therefore impaired. Accordingly, these costs were written off in the current period. The Company is continuing to capitalize costs for its Mainsail product, which totaled $43,120 at September 30, 1998.

9. On October 26, 1998, the Company issued a Convertible Subordinated Note to IVI Checkmate in the amount of $200,000 according to the terms of the August 18, 1997 Convertible Subordinated Note Purchase Agreement.

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

     In January 1998, the Company purchased the rights to certain software products from BancTec USA, Inc. ("BancTec"). Also included in the purchase were certain customer software maintenance contracts and tangible assets used to support such contracts. The software products acquired by the Company complement it's existing software products and services. The Mainsail software product acquired from BancTec enables retailers to centralize processing of their check and EFT transactions reducing the retailers' costs of handling electronic payments by reducing their reliance on costly third party transaction processors.

In June 1998, International Verifact Inc., the Company's parent company, and Checkmate Electronics, Inc. merged to form IVI Checkmate Corp. ("IVI
Checkmate"), the third largest electronic payment solutions provider in North America. IVI Checkmate acquired Plourde Computing Services, Inc. ("Plourde"), an independent software vendor, on September 29, 1998. Plourde's flagship product is a Windows/NT based application which has been installed and has reached market acceptance.

Results of Operations
---------------------

     Revenue for the quarter ended September 30, 1998 decreased by 1.5% to $1,377,025 compared to $1,398,147 for the quarter ended September 30, 1997. The decrease in revenue was the result of decreased software and services sales between quarters. For the nine months ended September 30, 1998, revenue increased by 13.6% to $4,046,506 compared to $3,560,713 for the nine months ended September 30, 1997. The increase in revenue was primarily due to one customer's decision to replace its lane equipment in several divisions in the first three quarters of 1998. This customer accounted for 62.4% of revenue in the first nine months of 1998 versus 46.9% during the same period in 1997. In addition, maintenance revenue increased as a result of the acquisition of the Mainsail product line.

     Gross margins as a percent of revenue were 33.3% and 39.0%, respectively, for the quarter and nine months ended September 30, 1998 compared to 38.8% and 45.5%, for the quarter and nine months ended September 30, 1997. The decreases in gross margin percentages were primarily due to a shift in mix between hardware, software, and professional services revenue. Lower margin hardware revenue accounted for approximately 62% and 55%, respectively, of total revenue for the quarter and nine months ended September 30, 1998 compared to approximately 57% and 49%, respectively, for the quarter and nine months ended September 30, 1997.

     Total operating expenses for the quarter and nine months ended September 30, 1998 increased by 128.3% and 42.6%, respectively, compared to the quarter and nine months ended September 30, 1997. The significant component of the increase in operating expense was the impairment of the capitalized software development costs of the PINnacle NT product. Management has determined that the costs capitalized for the PINnacle NT product, totaling approximately $670,000, are not recoverable as the software was made redundant by the acquisition of Plourde by IVI Checkmate. Accordingly, the Company will be redirecting its marketing and development resources toward the NT platform product, developed by Plourde mentioned above, as part of its complete payment solution with the Mainsail switch. The Company is continuing to capitalize costs for Mainsail development and those costs were $32,340and $43,120 for the quarter and nine months ended September 30, 1998.

     Research and development expenses totaled $286,477 for the quarter ended September 30, 1998 compared to $201,452, for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, research and development expenses increased by 10.7% to $799,572 compared to $722,336 for the nine months ended September 30, 1997. Increases in outside consulting expenses due to the utilization of contract software development engineers and quality assurance engineers and compensation and fringe benefit expense related to additional research and development staff were primarily responsible for the increases in research and development expenses for the quarter and nine months ended September 30, 1998 compared to the quarter and nine months ended September 30, 1997.

     Selling, general and administrative expenses increased by 8.1% to $446,119 for the quarter ended September 30, 1998 compared to $412,787 for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, selling, general and administrative expenses increased by 9.8% to $1,470,927 compared to $1,339,740 for the nine months ended September 30, 1997. For both the quarter and nine months ended September 30, 1998, the increases in selling, general and administrative expenses were due primarily to the addition of staff positions necessitated by the acquisition of the Mainsail product from BancTec and higher sales travel.

     The decrease in interest income for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 was due to a decrease in the amount of funds available for investment. The increase in interest expense for the quarter and nine months ended September 30, 1998 was primarily due to the issuance of convertible notes payable to International Verifact Inc., now IVI Checkmate, during the third and fourth quarters of 1997.

Liquidity and Capital Resources
-------------------------------

     Cash balances at September 30, 1998 were $304,753 compared to $457,857 at December 31, 1997. Net cash provided by operating activities was $614,389 for the nine months ended September 30, 1998. The adjustment resulting from the impairment of capitalized software development costs, decreases in inventory and account receivables coupled with increases in accrued liabilities and deferred revenue partially offset by the net loss from operations, accounted for the cash provided by operations during the period. Net cash used in investing activities for the nine months ended September 30, 1998 totaled $775,847 and represented the capitalization of certain software development costs which were discussed above and the purchase of technology from BancTec.

     Management believes that sources of liquidity for future needs can be generated from existing cash balances, cash generated from operations, and borrowings available to the Company under its Convertible Subordinated Note Agreement with IVI Checkmate.

Year 2000 Readiness Disclosure Statements
-----------------------------------------

     The latest versions of the Company' PINnacle software products are designed to be "Year 2000 Compliant." The Company defines "Year 2000 Compliant" as the software product's ability to accurately process date and time data (including calculating, comparing, and sequencing) from, into, and between the years 1999 and 2000 and later, including calculating date and time data for leap years. In addition, a software product that is Year 2000 Compliant, when used in combination with other software, hardware or firmware, will accurately process date and time data if such other software, hardware or firmware properly exchanges date and time data with it. While the software has been tested, there can be no assurance, however, that the Company's software products that are designed to be Year 2000 Compliant contain all the necessary code changes and modifications to be compliant with all possible Year 2000 issues.

     While the Company's Mainsail product was designed to be Year 2000 Compliant, the operating systems that are used to compile the product in several customer locations are not compliant. The Company is currently working to port the product onto several Year 2000 Compliant operating system platforms. Testing of one release began in October, 1998 and compilation on other platforms is scheduled for completion by December 31, 1998. This entire project is expected to be completed no later than the second quarter of 1999.

      The Company has undertaken various initiatives to ensure that its computer hardware and certain computer software programs in its internal operations, including applications used in product development, services, financial, administrative and business systems will function into and beyond the Year 2000. The Company has received responses from the majority of its vendors representing Year 2000 Compliance and is continuing to assess the areas within its business and operations which could be adversely affected by Year 2000 issues and evaluating the costs which may be associated with modifying and testing its systems for Year 2000 compliance. Although the Company is not yet able to estimate any incremental cost for Year 2000 issues, based on its preliminary review to date, management believes that all material systems will be compliant by the Year 2000 and that the cost to address the issues is not material. The Company believes that any Year 2000 issues relating to internal systems will not have a material adverse effect on its business, financial condition or results of operations.

     As part of the Year 2000 assessment, the Company is reviewing its relationships with certain key outside vendors and others with whom it has significant business relationships. Although a comprehensive analysis has not yet been completed, the Company is not presently aware of any exposure which would have a material adverse effect arising from potential third party failures. However, there can be no assurances that the failure of any such material third party to be Year 2000 compliant would not have a material adverse effect on the Company's results of operation.

     A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario and such scenario has not yet been clearly defined. However, the Company plans to develop a contingency plan by June 1999. The Company cannot guarantee that its efforts will prevent all consequences and there may be undetermined future costs due to business disruption that may be caused by customers, suppliers or unforeseen circumstances.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.
              ------------------

              The Company has no material legal proceedings at this time.


Item 2.       Changes in Securities and Use of Proceeds.
              ------------------------------------------

              Not applicable.


Item 3.       Defaults upon Senior Securities.
              --------------------------------

              Not applicable.


Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              There were not matters submitted to a vote of the security holders in the quarter ended September 30, 1998.

Item 5.       Other Information.
              ------------------

              Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.
              ---------------------------------

              (a)  Exhibits.
                   ---------

                  27.  Financial Data Schedule

              (b) Reports on Form 8-K.
                  --------------------

                  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         NATIONAL TRANSACTION NETWORK, INC.





DATE:  November 12, 1998                 By   /s/Gregory A. Lewis
                                            ---------------------------
                                                Gregory A. Lewis, President and
                                                Chief Operating Officer
                                                (Principal Executive Officer)






DATE: November 12, 1998                  By_   /s/John J. Neubert
                                           -------------------------------
                                                John J. Neubert, Executive
                                                Vice President and Chief
                                                Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)