Form 10-K405
period 1998-12-31
NATIONAL TRANSACTION NETWORK INC
filed 1999-03-31
CIK 315999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

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

                                  Yes  X   No
                                      ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 1999: $167,728 based on the average low bid and high asked prices on the over-the-counter market as reported on that date.

         Number of shares outstanding of registrant's common stock, $.15 par value, as of March 8, 1999: 3,325,468.

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

         The Company's predecessor was incorporated under Texas law on September 26, 1976. It completed an initial public offering of shares of its common stock in February 1983. In June 1987, the Company's predecessor completed a subsequent public offering of units of shares of its common stock and common stock purchase warrants. In March 1988, the stockholders of the Company's predecessor Texas corporation approved the merger of the predecessor company with and into the Company which was at that time a wholly-owned subsidiary of the predecessor company. As a result of the merger, the Company has succeeded to all of the properties, assets and liabilities of the predecessor company, and has carried on the business of the predecessor company.

         In September 1996, International Verifact Inc. ("IVI"), a Toronto, Ontario, Canada-based company, acquired beneficial ownership of approximately 84% of the outstanding common stock, $.15 par value, of the Company in a private transaction. IVI acquired such shares in exchange for IVI common shares having an aggregated market value of approximately $1,254,000. In June 1998, International Verifact Inc., the Company's parent company, and Checkmate Electronics, Inc. merged to form IVI Checkmate Corp. ("IVI Checkmate"). Due to the percentage ownership of NTN acquired as a result of this transaction, NTN has become a subsidiary of IVI Checkmate and the financial position and results of operations of NTN are included in IVI Checkmate's consolidated financial position and results of operations from the date of acquisition. See below and Management's Discussion and Analysis of Financial Condition and Results of Operations.

         In January 1998, the Company purchased the rights to certain software products from BancTec USA, Inc. ("BancTec"). Also included in the purchase were certain customer software maintenance contracts and tangible assets used to support such contracts. The software products acquired by the Company complement NTN's existing software products and services. The purchase price was based on 75% of the revenues derived by the Company from certain software maintenance contracts acquired for the twelve-month period following the date of purchase. Revenues from such software maintenance contracts was approximately $400,000. As a consequence, the purchase price for the BancTec software products was approximately $302,000 and has substantially been paid.

         IVI Checkmate acquired Plourde Computing Services, Inc. ("Plourde"), and independent software vendor on September 29, 1998. Plourde has a Windows/NT based payments application which has reached market acceptance. Development on the Company's PINnacle NT platform product was made redundant by the acquisition of Plourde by IVI Checkmate and has been discontinued. See discussion below.

Electronic Payment Systems
--------------------------

         Electronic Payment Systems ("EPS") automate the acceptance of non-cash payment media at a retail location. This automation process speeds the retailer's customer service, reduces retail operating expenses and attracts new customers for the retailer by allowing new forms of payment to be accepted. Automation reduces fraud and eliminates many of the paper documents traditionally associated with non-cash payments. Common types of payment media automated by EPS include:

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

o Frequent Shopper Transactions. Retailers are rewarding their best customers and incentivizing these and other customers to exhibit chain loyalty through frequent shopper and targeted marketing programs. EPS are being used to collect the customer history and to evaluate the effect of certain promotions on the recipients of these promotions.

o Retailer Host Payment Systems. Retailers can control their electronic payments and their customer relationships through the use of a real time transaction switch rather than outsourcing their payments processing. Owning a local host switch offers control over the payment process--debit, credit, check authorization, ACH, EBT--at a lower cost per transaction than is possible with third party processors.

Product Strategy

         NTN seeks to design host-based electronic payment systems together with the products of IVI Checkmate as a part of an end-to-end solution for certain niches in the retail industry. Components of an end-to-end electronic payment system may include transaction terminals and peripherals, software at the point of sale for originating transactions and communicating to other systems in the store, such as electronic cash registers, communications methodologies for transmitting the transactions to a processing computer, software for authorizing, processing, or re-routing the transactions to a service provider, and support services to ensure the smooth operation of these disparate parts. The Mainsail Retail Host Switch accepts those transactions from the store system and either authorizes them locally (in the case of Checks and gift certificates) or routes them to a third party processor, bank, or card association for approval. IVI Checkmate provides the payment peripherals and through its acquisition of Plourde, provides the in-store payment software.

         The Company's Mainsail(TM) Software product ("Mainsail") allows retailers to authorize and process such retailer's EFT transactions at their corporate office as opposed to utilizing the services of an outside, third party transaction processor. The Mainsail product enables retailers to centralize their check and EFT transaction authorizations thereby significantly reducing the retailer's costs of handling electronic payments by reducing their reliance on costly third party processors. By delivering both store and corporate level products, the Company together with IVI Checkmate now offers a single source, end-to-end electronic payment solution to retailers giving the Company a significant technical and price advantage over competitors who offer payment solutions at either the store or corporate level only.

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

         In December 1990, NTN entered into a distribution agreement with IVI. Pursuant to the distribution agreement, IVI granted the Company a two year, non-exclusive right to market, distribute and sell IVI products in the United States. Since the expiration of the agreement on December 31, 1992, the Company has continued working with IVI (and now IVI Checkmate, as a result of the merger) under an informal extension of the non-exclusive distribution agreement. IVI Checkmate's product line includes point of sale terminals, signature capture devices and peripherals for electronic transaction processing applications. Alternate sources of supply are available.

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

         During 1998, NTN primarily marketed its products through a direct selling force. The Company's headquarters and regional sales offices provide the sales force with nationwide coverage. The sales force focused its efforts on supermarket retailers primarily, with additional efforts targeted at retailers in other industry segments and the field sales force of strategic partners of the Company. The direct sales force was supported by promotional plans including trade show exhibits, regional seminars, direct mail campaigns, and press coverage.

         In 1999, NTN is primarily marketing its products in cooperation with its parent company, IVI Checkmate. NTN in house specialists are brought in to sell its Mainsail software product and its project management services by IVI Checkmate's direct sales force.

         NTN also markets its products through several indirect sales channels. These indirect channels influence the multi-lane retailer and EPS industries, including cash register vendors, supermarket wholesalers, third party networks, and dealers as well as other software developers.

         The combination of IVI and Checkmate into IVI-Checkmate has made available to NTN the financial resources of IVI Checkmate to help the Company expand its products and markets. The Company believes that additional benefits from its parent company's investment are being achieved by (i) creating a competitive advantage through combining complementary product offerings in providing an end-to-end solution; (ii) leveraging combined software development organizations and technologies; and (iii) economies of scale in sales, product support, and marketing initiatives.

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

                  NTN PINnacle(TM) Payment Systems are a family of standardized DOS based products which provide retailers with the ability to accept electronic payments in a variety of operating environments. These payment systems must work in conjunction with several characteristics of the retailer's store environment including the type of store system (cash register) used, the routing of transactions for processing and the communications methods employed for transmitting financial transactions. In addition, the retailer may choose one of several models of electronic payment terminals on the market and may choose to control their payments in house using a retail host system. The Company had developed a PINnacle(TM) NT product which was made redundant by IVI Checkmate's purchase of Plourde. The Company's PINnacle(TM) NT product was installed at one Beta site and development has been discontinued since IVI Checkmate's acquisition of Plourde. This resulted in the write-off of approximately $670,000 of capitalized development expense on the NT platform.

         NTN assists its customers by offering a comprehensive set of professional services necessary for the start-up and on-going support of electronic payment systems. These services may include systems integration, installation, training, and hardware and software maintenance, project management, procurement and preparation of hardware components, custom software design and development and new product evaluation for specific customers.

Customers
---------

         NTN's customer base consists of large retail companies, principally in the supermarket industry, located throughout the United States. In 1998, Albertsons, Inc. accounted for 59% of the Company's total revenue.

Competition
-----------

         . The multi-lane retail market niche has attracted other suppliers of competing products and services, some of whom have significantly greater financial and marketing resources than NTN and may develop products that are superior to NTN's products or that achieve greater customer acceptance. These suppliers include point of sale hardware vendors and EPS providers, system integrators, cash register vendors, and third party transaction processing organizations. It is the Company's objective to successfully compete against its competitors by focusing on the multi-lane retail market and providing the most appropriate and complete electronic payment system available. NTN distinguishes itself from its competitors through its system integration capabilities and its wide array of professional services available to its customers. NTN's success will depend in large part on its ability to increase its market share of its targeted market segments and to sell additional products and services to existing customers. Competition expected to be encountered by the Company could result in pricing pressures and reduced margins which could have a material effect on the Company's financial condition and results of operations in the future.

Development
-----------

         During the years ended December 31, 1996, 1997, and 1998, the Company incurred $947,087, $922,117 and $1,087,807 respectively, in research and development expenses for software development in connection with its existing and proposed products. Additionally in 1998, approximately $670,000 of software development costs were written off in September 1998 in connection with the acquisition of Plourde by IVI Checkmate. During 1998, an additional $133,717 of costs incurred were capitalized for Mainsail development and accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." During 1996, there were no research and development expenses incurred that required capitalization.

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

Employees
---------

         As of December 31, 1998, the Company had thirty four employees. As of March 8, 1999, the Company had twenty eight employees: Jeffrey A. Wakefield, its General Manager, and twelve software engineers, two marketing and sales employees, ten customer service employees and three finance and administrative employees.

ITEM 2. PROPERTIES.

         The Company's principal executive offices, located at 117 Flanders Road, Westborough, Massachusetts, are leased pursuant to a five-year lease executed in November 1996. The Company's occupancy under the lease began on February 1, 1997. The lease expires on January 31, 2002. The total rental is approximately $9,445 per month during the next two years of the lease, and approximately $9,808 per month during the last year of the lease. The Company believes that the space, consisting of approximately 17,400 square feet, is sufficient for the Company's needs for 1999. The company also leases space for software development from BancTec at 888 Executive Center Drive West, Suite 200, St. Petersburg, Florida at a cost of approximately $2,000 a month. The lease expires on June 30, 1999 and there appears to be adequate space available in the area for a similar cost. One sales office, located at 12200 East Briarwood Avenue, Englewood, Colorado, at a monthly rental of $460, was closed in February 1999. Other employees of the Company, not located at the Company's executive offices, work out of home offices for which the Company incurs no rental expense.

ITEM 3. LEGAL PROCEEDINGS.

         The Company has no material legal proceedings at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the security holders in the quarter ended December 31, 1998.

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


                       1997                                                      High                      Low
                       ----                                                      ----                      ---

First quarter (1/1 - 3/31).............................................         $0.28                     $0.25
Second quarter (4/1 - 6/30)............................................         $0.84                     $0.25
Third quarter (7/1 - 9/30).............................................         $0.80                     $0.75
Fourth quarter (10/1 - 12/31)..........................................         $0.78                     $0.56


                        1998                                                     High                      Low
                        ----                                                     ----                      ---

First quarter (1/1 - 3/31).............................................         $0.59                     $0.48
Second quarter (4/1 - 6/30)............................................         $0.69                     $0.41
Third quarter (7/1 - 9/30).............................................         $0.50                     $0.28
Fourth quarter (10/1 - 12/31)..........................................         $0.42                     $0.28




         As of March 8, 1999, there were 449 holders of record of the Company's common stock. The Company has not paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future. The Company anticipates that all earnings will be retained for development of the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA.

STATEMENT OF OPERATIONS DATA

                                                                       Years Ended December 31,

                                            1998                 1997                 1996                1995             1994
                                            ----                 ----                 ----                ----             ----
Revenue.................................   $5,051,077            $5,318,371          $5,013,023          $8,006,417     $7,968,148
Cost of Revenue.........................    3,035,295             3,039,907           2,609,901           4,593,041      4,948,350
                                            ---------             ---------           ---------           ---------      ---------
Gross Margin............................    2,015,782             2,278,464           2,403,122           3,413,376      3,019,798
Total Operating
 Expenses...............................    3,655,912             2,689,930           3,038,245           3,518,522      4,272,107
                                            ---------             ---------           ---------           ---------      ---------
Loss from Operations....................   (1,640,130)             (411,466)           (635,123)           (105,146)    (1,252,309)
Other Income (Expense)..................     (165,599)             (37,297)              20,128              16,445         15,879
                                             ---------             --------              ------              ------          ------
Net Loss................................  $(1,805,729)            $(448,763)          $(614,995)           $(88,701)   $(1,236,430)
Loss per Common Share:
(Basic and Diluted)     ................        $(.55)                $(.14)              $(.19)              $(.03)         $(.38)
Weighted Average Number of
 Common Shares Outstanding..............    3,312,494             3,254,055           3,248,606           3,248,606      3,248,606


BALANCE SHEET DATA

                                                                              As of December 31,
                                                                              ------------------
                                            1998                  1997                1996              1995              1994
                                            ----                  ----                ----              ----              ----
Working Capital........................      $110,401            $1,155,167            $427,353         $997,032         $993,108
Total Assets...........................     2,017,859             2,638,768           2,161,092        2,344,698        2,877,998
Long Term Liabilities..................     2,256,257             1,548,592              12,053                0                0
Stockholders' Equity(Deficiency).......    (1,588,745)              196,488             634,250        1,249,245        1,337,946


Notes:
------

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Total revenue for the year ended December 31, 1998 decreased by 5% to $5,051,077 compared to $5,318,371 for the year ended December 31, 1997. The decrease in revenue was primarily due to a significant customer's decision to use another vendor's software while continuing to purchase hardware from NTN in 1998. The revenue derived from this customer accounted for approximately 59% of the Company's total revenue for the year ended December 31, 1998 compared to approximately 57% of total revenue for the year ended December 31, 1997. This decrease in revenue was partially offset by the maintenance revenue derived from the acquisition of the Mainsail software product.

         Gross margins as a percent of revenue were 40% for the year ended December 31, 1998 compared to 42.8% for the year ended December 31, 1997. The decrease in gross margin percentage was primarily due to a shift in mix between hardware, software, and professional services revenue. Higher margin software and professional services revenue accounted for approximately 44.7% of total revenue for the year ended December 31, 1998 compared to approximately 46.8% for the year ended December 31, 1997.

         Total operating expenses for the year ended December 31, 1998 increased by 35.9% to $3,655,912 compared to $2,689,930 for the year ended December 31, 1997 The significant increase in research and development expense was the write-off of the capitalized software development costs of the PINnacle NT product. Management determined that the costs capitalized for the PINnacle NT product, totaling approximately $670,000, were not recoverable as the software was made redundant by the acquisition of Plourde by IVI Checkmate. Accordingly, the Company has redirected its marketing and development resources toward the NT platform product, developed by Plourde mentioned above, as part of its complete payment solution with the Mainsail switch. The Company is continuing to capitalize software development costs for Mainsail development and those costs totaled $133,717 at December 31, 1998 in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.

         Research and development expenses increased by 18% to $1,087,807 for the year ended December 31, 1998 compared to $922,117 for the year ended December 31, 1997. The increase was the result of the use of an outside contractor needed to support the Mainsail switch product development and the additional salary and benefit expenses for development and quality assurance engineers added in the fourth quarter of 1998. These increases, which were partially capitalized as mentioned above, were partially offset by lower recruiting expenses than in the year ended December 31, 1997.

         Selling, general and administrative expenses increased by 7.4% to $1,898,186 in 1998 compared to $1,767,813 in 1997. The increase was primarily the result of the addition of staff positions necessitated by the acquisition of the Mainsail product from BancTec and increased travel by the Company's sales force.

         Other expense for the year ended December 31, 1998 totaled $165,599 as compared to $37,297 and consisted primarily of interest expense on convertible subordinated notes payable to IVI Checkmate. See discussion below.

         No tax provision was required in 1998 due to the net loss which amounted to $1,805,729.

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

         No tax provision was required in 1997 due to the net loss which amounted to $448,763.

LIQUIDITY AND CAPITAL RESOURCES

         Cash balances at December 31, 1998 were $224,646 compared to $457,857 at December 31, 1997. Working capital amounted to $110,401 at December 31, 1998 compared to $1,155,167 for the year ended December 31, 1997. Net cash provided by operating activities was $11,481 for the year ended December 31, 1998 while cash used for operating activities was $855,714, and $86,577 for the years ended December 31, 1997 and 1996, respectively. The adjustment resulting from the write-off of capitalized software development costs ($669,919) coupled with an increase in accounts receivable ($242,412) and a decrease in accounts payable to stockholder ($252,355) was partially offset by a decrease in inventory ($595,803), an increase in deferred revenue ($476,568) and a decrease in accounts payable and accrued liabilities ($308,116) accounted for the majority of cash used by operations during 1998. The decrease in inventory as compared to December 1997 was due to the preparation for a large volume of shipments to one customer scheduled for the first quarter of 1998. The increase in deferred revenue was the result of delays in billings in 1997 related to 1998 customer maintenance contracts being delayed until the first quarter of 1998. The net loss for the year ended December 31, 1997 coupled with an increase in inventory and a decrease in deferred revenue and offset by an increase in accounts receivable accounted for the majority of cash used in 1997. The net loss for the year ended December 31, 1996 offset by an increase in deferred revenue ($517,846) accounted for the majority of cash used by operations during 1996.

         Net cash used in investing activities totaled $900,229, $428,177, and $47,512 for the years ended December 31, 1998, 1997, and 1996, respectively. Capital equipment expenditures, principally for computer, test and sales demonstration equipment, accounted for $81,164, $141,949, and $47,512, of these amounts in 1998, 1997, and 1996, respectively. The capitalization of software development costs accounted for the balance of net cash used in investing activities in 1998 and 1997. Capital equipment expenditures in 1999 are expected to be approximately $251,500. Net capitalized software development costs in 1999 are expected to be approximately $578,500.

         Net cash provided by financing activities totaled $655,540, and $1,475,703 in 1998 and 1997, respectively, primarily resulting from the issuance of convertible subordinated notes payable to IVI Checkmate. See discussion below.

         On August 18, 1997, the Company entered into a Convertible Subordinated Note Purchase Agreement (the "Note Agreement") with IVI whereby the Company may from time to time issue and sell to IVI, and IVI agrees to purchase, the Company's Convertible Subordinated Notes (the "Notes"), up to an aggregate principal amount of $1,000,000. On October 31, 1997 and December 31, 1998, the aggregate principal amount of Notes which can be issued by the Company under the Note Agreement was increased to $2,000,000 and $2,500,000, respectively, in order to cover additional anticipated working capital needs of the Company. The Notes have a five-year term, bear interest at a rate per annum equal to the prime rate plus 2%, are secured by the Company's assets, and are subordinate to the Company's working capital line of credit. The Notes are convertible into the Company's common stock, $.15 par value, at any time in accordance with the terms of the Note Agreement, however the conversion price per share shall be equal to no less than the fair market value as determined in the Note Agreement. Additionally, the Notes are subject to certain registration rights in the event that the Company determines to register additional shares of common stock, $.15 par value, under the Securities Act. Interest payments on the Notes are deferred until maturity.

         On September 19, 1997 and November 24, 1997, the Company issued Notes to IVI in the principal amounts of $400,000 and $1,100,000, respectively. During 1998, the Company was advanced additional funding under the Note Agreement from IVI Checkmate in the amount of $650,000. Interest payable on the Notes totaled $106,257 at December 31, 1998.

         The Company's working capital line of credit with its bank which was to expire on January 4, 1999 has been terminated without penalty. However, the company will not be able to depend on the funds of $224,646 to meet its obligations during 1999. The Company may seek additional financing from its significant stockholders or a third party. It is not possible to predict the outcome of the Company's efforts and there is no assurance that the Company will be successful in increasing revenues, obtaining financing and continuing operations.


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

         IVI Checkmate is engaged in the design, development, and sale of electronic payment solutions for retailers, financial institutions, governments, and other businesses in the United States, Canada and internationally. IVI Checkmate hardware and software products include point of sale debit/credit/EFT/EBT terminals, check readers, signature capture devices, smart card readers, check encoders, and secure PIN (personal identification number) entry devices.

         NTN software products support complementary IVI Checkmate's hardware devices and the Company has marketed IVI products in the United States under a non-exclusive distribution agreement since 1990. At the same time, NTN has also supported other EPS providers' hardware products and operating environments with its software products. The investment by IVI Checkmate has provided a renewed business relationship between the companies and has made available to NTN the financial resources of IVI Checkmate to help the Company expand its products, services, and markets. NTN believes that IVI Checkmate's investment has helped the Company increase its market penetration by gaining access to the IVI customer base and has allowed NTN to create a competitive advantage by leveraging combined products, technologies, and other resources. Both companies, however, support the importance of NTN's independence with regard to the hardware environments which its software products support and the underlying relationships the Company has or establishes with other parties who influence the EPS market. These parties include other point of sale hardware vendors, electronic payment system resellers, cash register vendors, transaction processing networks, and other software developers. Accordingly, NTN continues to market its products and services on multiple hardware platforms and operating environments necessary to achieve its business objectives. Management believes that IVI Checkmate's investment in NTN has not adversely affected the Company's business or its relationships with its customers or the aforementioned parties influencing the EPS market.

YEAR 2000 COMPLIANCE

NTN'S READINESS STATUS AND ANTICIPATED COSTS

         The latest versions of the Company' PINnacle software products were designed to be "Year 2000 Compliant." The Company defines "Year 2000 Compliant" as the software product's ability to accurately process date and time data (including calculating, comparing, and sequencing) from, into, and between the years 1999 and 2000 and later, including calculating date and time data for leap years. In addition, a software product that is Year 2000 Compliant, when used in combination with other software, hardware or firmware, will accurately process date and time data if such other software, hardware or firmware properly exchanges date and time data with it. While the software has been tested, there can be no assurance, however, that the Company's software products that are designed to be Year 2000 Compliant contain all the necessary code changes and modifications to be compliant with all possible Year 2000 issues.

         While the Company's Mainsail product was designed to be Year 2000 Compliant, the operating systems that are used to compile the product in several customer locations are not compliant. The Company is currently working to port the product onto several Year 2000 Compliant operating system platforms. This entire project is expected to be completed no later than the second quarter of 1999.

         The Company has undertaken various initiatives to ensure that its computer hardware and certain computer software programs in its internal operations, including applications used in product development, services, financial, administrative and business systems will function into and beyond the Year 2000. The Company has received responses from the majority of its vendors representing Year 2000 Compliance and is continuing to assess the areas within its business and operations which could be adversely affected by Year 2000 issues and evaluating the costs which may be associated with modifying and testing its systems for Year 2000 compliance. Based on its review to date, Management believes that all material systems will be compliant by the Year 2000 and that the cost to address the issues will not be material, and consists mainly of internal labor. The Company believes that any Year 2000 issues relating to internal systems will not have a material adverse effect on its business, financial condition or results of operations. The Company, however, cannot currently assess the costs of remedying problems which may result from the Year 2000 issues of others.

         As part of the Year 2000 assessment, the Company is reviewing its relationships with certain key outside vendors and others with whom it has significant business relationships. Although the analysis is ongoing, the Company is not presently aware of any exposure which would have a material adverse effect arising from potential third party failures. However, there can be no assurances that the failure of any such material third party to be Year 2000 compliant would not have a material adverse effect on the Company's results of operation.

RISKS

         The Company's customer operations are heavily dependent on the constant availability of telecommunications equipment and other utilities. As a result, the Company currently believes that the most reasonable likelihood worst case Year 2000 scenario would involve the temporary interruption of electric power, telephone, or other utility supplies to the Company's offices or our support operations facilities due to a failure of a utility supplier to be Year 2000 Compliant. In addition, despite assurances and testing, it is also possible that our internal systems or those of the Company's customers and suppliers may not be Year 2000 Compliant.

         In addition, "business interruption" litigation may arise out of the Year 2000 issue. The Company is not currently aware of any possible claim against us arising from instances of business interruption. Management currently believes that its software products are Year 2000 Compliant, but cannot ensure such compliance for products which were designed exactly to customer specifications for their internal systems. Consequently, the Company cannot ensure that all of these customers are aware of the Year 2000 issue or that they have adopted appropriate corrective solutions, and will therefore not bring Year 2000 related claims against the Company which, with or without merit, could be time consuming and expensive for the Company to defend or resolve.

CONTINGENCY PLANS

         The Company will establish a contingency plan to address the most reasonably likely worst case scenario, if, in management's assessment, it identifies a material business function that is substantially at risk. Management's assessments to date have not identified such a risk. However, the Company has not completed the testing of those internal systems which we can test feasibly and practically, and have not received all responses from those suppliers in which the Company relies, to fully assess the potential Year 2000 exposures.

CAUTIONARY STATEMENTS


         The continued assessment, progress and timing of our Year 2000 readiness efforts and potential exposures as described above depend upon the cooperation and responsiveness of third parties, the accuracy and reliability of responses provided and testing procedures, and the availability of skilled resources, both internal and external, to address Year 2000 issues that exist or may arise. There can be no assurance that assessments to date will prove to be accurate. Serious deficiencies which are not currently identified or fully understood may arise in the future and may have a material adverse impact on our business, financial condition, and results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2, "Software Revenue Recognition" (the "SOP"). The SOP provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. The SOP supersedes Statement of Position 91-1, "Software Revenue Recognition", and has been adopted by the Company for transactions entered into after December 31, 1997. Adoption of the SOP has not significantly changed the way the Company recognizes revenue.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Both Standards were adopted by the Company during 1998 and did not have material effects on its financial position or results of operations.

         In March 1998, the American Standards Executive Committee issued Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). This statement provides guidance on accounting for the cost of computer software developed or obtained for internal use. The Company will adopt this SOP on January 1, 1999. The Company is currently in the process of evaluating its impact.

         In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" were released. The Company believes that the adoption of these statements, which are not required for fiscal year 1998, will not have a significant effect on its financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         When possible, the Company invests cash balances in excess of operating requirements in short term securities with maturities of less than 90 days. In addition, the Company's Convertible Subordinated Note Agreement provides for borrowings which bear interest at variable rates based on the prime rate. The Company had $2,150,000 of borrowing outstanding pursuant to the Note Agreement as of December 31, 1998. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Please refer to pages F-1 through F-17 and S-1.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         The disclosure called for by this item has been previously reported in the Company's 8-K filed on November 25, 1998 as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON 8-K.

         (a) The following financial statements, notes thereto and independent auditors' report are filed as part of this report:

                  (1)      Financial Statements:

                           Independent Auditors' Report-Ernst & Young LLP Independent Auditors' Report-Deloitte & Touche LLP Balance Sheets
                           Statements of Operations
                           Statements of Stockholders' Equity (Deficit)
                           Statements of Cash Flows
                           Notes to Financial Statements

                  (2)      Financial Statement Schedules:

                  The following financial statement schedule is included in
                  Item 8:

                           Schedule II - Valuation and Qualifying Accounts
                           All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

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

                                                                                            Form 10-K
Exhibit                                                                                    consecutive
Number                               Exhibit                                               page number
------                               -------                                               -----------
2                          Asset Purchase Agreement between the Company and
                           BancTec USA, Inc.
                           dated January 10, 1998                                           see  note (14)

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

4(e)                       Convertible Subordinated Note of the
                           Company dated September 19, 1997                                  see note (13)

4(f)                       Security Agreement between the Company
                           and International Verifact Inc. dated
                           September 19, 1997                                                see note (13)

4(g)                       Amendment to Security Agreement between
                           the Company and International Verifact Inc.
                           dated October 31, 1997                                            see note (13)

4(h)                       Convertible Subordinated Note of the
                           Company dated November 24, 1997                                   see note (14)

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

10(r)                      Form of the Director Stock Option Agreement
                           for the 1993 Director Stock Option Plan                           see note (10)

10(s)                      Form of the Director Stock Option Agreement
                           for the 1995 Director Stock Option Plan                           see note (11)

10(t)                      Industry Remarketer Agreement between the
                           Company and International Business Machines
                           Corporation dated June 3, 1996                                    see note (12)

10(u)                      Lease Agreement between the Company and
                           Aetna Real Estate Associates, L.P. dated
                           November 8, 1996                                                  see note (12)

23.1     Consent of Deloitte & Touche LLP

23.2     Consent of Ernst & Young LLP

27       Financial Data Schedule

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

 (14) Exhibit is incorporated by reference to the Exhibits to the form 10-K for the fiscal year ended December 31, 1997.

---------------------------------

         (b)      Reports on Form 8-K:

                  A report on Form 8-K was filed November 25, 1998, regarding the change in the Company's auditors, and is incorporated by reference.

                  A report on Form 8-K was filed on October 30, 1998, regarding the Company's results for the third quarter and is incorporated by reference.

         (c)      Exhibits:

                  The Company hereby files as part of this Form 10-K the exhibits listed in Item 14(a) (3) above.

         (d)      Financial Statement Schedules:

                  The Company hereby files as part of this Form 10-K in Item 14
(a) (2) above.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NATIONAL TRANSACTION NETWORK, INC.


March 29, 1999                      By:  /s/  L. Barry Thomson
                                        ----------------------
                                        L. Barry Thomson, Chief Executive
                                        Officer, and Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 29, 1999                   /s/  Gregory A. Lewis
                                -------------------------------
                                Gregory A. Lewis, Chief Operating Officer,
                                President
                                (Principal Executive Officer)


March 29, 1999                   /s/  L. Barry Thomson
                                -------------------------------
                                L. Barry Thomson, Chief Executive Officer,
                                and Chairman of the Board
                                (Principal Executive Officer)



March 29, 1999                   /s/  John Neubert
                                -------------------------------
                                John Neubert, Executive Vice President and
                                Chief Financial Officer (Principal Financial
                                and Accounting Officer)



March 29, 1999                   /s/  Christopher F. Schellhorn
                                -------------------------------
                                Christopher F. Schellhorn, Director



March 29, 1999                   /s/  George C. Whitton
                                -------------------------------
                                George C. Whitton, Director

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE




                                                                       Page
                                                                       ----

Independent Auditors' Report                                            F-1

Balance Sheets as of December 31, 1998 and 1997                         F-3

Statements of Operations for the Years Ended                            F-4
         December 31, 1998, 1997, and 1996

Statements of Stockholders' Equity (Deficit) for the Years              F-5
         Ended December 31, 1998, 1997, and 1996

Statements of Cash Flows for the Years Ended                            F-6
         December 31, 1998, 1997, and 1996

Notes to Financial Statements                                           F-7-17

Schedule II - Valuation and Qualifying Accounts                         S-1

                         Report of Independent Auditors

Board of Directors
National Transaction Network, Inc.

We have audited the accompanying balance sheet of National Transaction Network, Inc. as of December 31, 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Transaction Network, Inc. at December 31, 1998, and the results of its operations and its cash flows the year ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that National Transaction Network, Inc. will continue as a going concern. As more fully described in Note 1, the Company is dependent on IVI Checkmate Corp. to provide financial support. IVI Checkmate Corp. is not obligated to provide this support through 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                      ERNST & YOUNG LLP

Atlanta, Georgia
February 12, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of National Transaction Network, Inc.

We have audited the accompanying balance sheet of National Transaction Network, Inc. (the "Company") as of December 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in Item 14(a)(2) as it relates to each of the two years in the period ended December 31, 1997. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule as it relates to each of the two years in the period ended December 31, 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therin.


DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 17, 1998

NATIONAL TRANSACTION NETWORK,  INC.

BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

-----------------------------------------------------------------------------

ASSETS                                               1998           1997

CURRENT ASSETS:
   Cash & Equivalents                           $     224,646  $     457,857
   Accounts Receivable (less allowance for
       doubtful accounts of $40,000 in 1998
       and 1997 )                                   1,028,009        785,597
   Inventory                                          159,116        754,919
   Prepaid expenses                                    48,977         50,482
                                                  ------------   ------------
     Total Current Assets                           1,460,748      2,048,855
                                                  ------------   ------------
PROPERTY, PLANT & EQUIPMENT:
   Furniture and fixtures                             144,377        130,401
   Machinery and equipment                            801,816        871,602
                                                  ------------   ------------
     Total                                            946,193      1,002,003

   Less accumulated depreciation and amortization    (791,915)      (712,981)
                                                  ------------   ------------
      Property and equipment - net                    154,278        289,022
                                                  ------------   ------------
OTHER ASSETS:
   Capitalized software development costs             133,717        286,228
   Purchased Technology                               255,853              -
   Deposits and other                                  13,263         14,663
                                                  ------------   ------------
     Total other assets                               402,833        300,891
                                                  ------------   ------------
TOTAL                                           $   2,017,859  $   2,638,768
                                                  ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        1998            1997

CURRENT LIABILITIES:
   Accounts payable                              $     322,269  $      265,708
   Accounts payable to stockholder                      66,503         318,858
   Customer deposits                                    13,955          11,709
   Accrued liabilities                                 420,803         211,748
   Deferred revenue                                    525,635          49,067
   Short-term portion of capital lease                   1,182          36,598
                                                   ------------   -------------
     Total current liabilities                       1,350,347         893,688
                                                   ------------   -------------
LONG-TERM LIABILITIES:
   Long-term portion of capital lease                                   24,384
   Convertible subordinated notes payable to
       stockholder                                   2,256,257       1,524,208
                                                   ------------   -------------
     Total long-term liabilities                     2,256,257       1,548,592
                                                   ------------   -------------

     Total liabilities                               3,606,604       2,442,280
                                                   ------------   -------------
COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.10 par value - authorized
       5,000,000 shares; none outstanding
   Common stock, $.15 par value - authorized
       20,000,000 and 6,666,667 shares; issued
       and outstanding 3,325,468 and 3,273,162
       shares in 1998 and 1997, respectively           498,827         490,974
   Additional paid-in capital                       12,609,216      12,596,573
   Accumulated deficit                             (14,696,788)    (12,891,059)
                                                   ------------   -------------
     Total stockholders' equity(deficit)            (1,588,745)        196,488
                                                   ------------   -------------
TOTAL                                            $   2,017,859  $    2,638,768
                                                   ============   =============

See notes to financial statements

NATIONAL TRANSACTION NETWORK, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

---------------------------------------------------------------------------------------------------------------

                                                              1998               1997                1996
REVENUE:

   Systems and equipment                               $      2,793,917   $       2,828,153   $      2,823,236
   Software and services                                      2,257,160           2,490,218          2,189,787
                                                         ---------------    ----------------    ---------------
     Total revenue                                            5,051,077           5,318,371          5,013,023
                                                         ---------------    ----------------    ---------------
COSTS AND EXPENSES:

   Cost of revenue                                            3,035,295           3,039,907          2,609,901
   Sales, general and administrative                          1,898,186           1,767,813          2,091,158
   Research and development                                   1,087,807             922,117            947,087
   Impairment of capitalized software asset                     669,919            -                  -
                                                         ---------------    ----------------    ---------------
     Total costs and expenses                                 6,691,207           5,729,837          5,648,146
                                                         ---------------    ----------------    ---------------
LOSS FROM OPERATIONS                                         (1,640,130)           (411,466)          (635,123)
                                                         ---------------    ----------------    ---------------
OTHER INCOME (EXPENSE):

   Interest expense                                            (165,734)            (39,143)            (4,168)
   Interest income                                                  135               1,846             24,296
                                                         ---------------    ----------------    ---------------
     Total other income (expense)                              (165,599)            (37,297)            20,128
                                                         ---------------    ----------------    ---------------
NET LOSS                                                   $ (1,805,729)         $ (448,763)        $ (614,995)
                                                         ===============    ================    ===============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                                                  $ (0.55)            $ (0.14)           $ (0.19)
                                                         ===============    ================    ===============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                         3,312,494           3,254,055          3,248,606
                                                         ===============    ================    ===============


   See notes to financial statments.

NATIONAL TRANSACTION NETWORK, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

-----------------------------------------------------------------------------------------------------------------------------------



                                                 Common Stock
                                                 ------------              Additional                                  Total
                                           Shares                            Paid-in             Accumulated        Stockholders'
                                           Issued           Amount           Capital             Deficit          Equity (Deficit)


BALANCE, DECEMBER 31, 1995                  3,248,606         $487,291       $12,589,255         ($11,827,301)           $1,249,245

   Net loss                                   -                -                -                   ($614,995)            ($614,995)
                                        --------------   --------------   ---------------    -----------------    ------------------

BALANCE, DECEMBER 31, 1996                  3,248,606         $487,291       $12,589,255         ($12,442,296)             $634,250

   Net loss                                   -                -                -                   ($448,763)            ($448,763)

Stock issued under stock options plan          24,556           $3,683            $7,318            -                       $11,001
                                        --------------   --------------   ---------------    -----------------    ------------------

BALANCE, DECEMBER 31, 1997                  3,273,162         $490,974       $12,596,573         ($12,891,059)             $196,488

   Net loss                                                                                       ($1,805,729)          ($1,805,729)

Stock issued under stock option plan           52,306           $7,853           $12,643            -                       $20,496
                                        --------------   --------------   ---------------    -----------------    ------------------


BALANCE, DECEMBER 31, 1998                  3,325,468         $498,827       $12,609,216         ($14,696,788)          ($1,588,745)
                                        ==============   ==============   ===============    =================    ==================


See notes to the financial statements.

NATIONAL TRANSACTION NETWORK, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

------------------------------------------------------------------------------------------------------------

                                                                            1998          1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                            $ (1,805,729)  $  (448,763)  $   (614,995)
   Adjustments to reconcile net loss to net cash
   (used for) provided by operating activities:
       Depreciation and amortization                                        160,465       134,949        117,427
       Interest on converted subordinated notes payable to stockholder       82,049        24,208         -
       Loss on sale of property and equipment                                13,905         -             -
       Write-off of capitalized software development costs                  669,919         -             -

   Increase (decrease) in cash from:
       Accounts receivable                                                 (242,412)      620,516        (21,891)
       Inventory                                                            595,803      (521,329)        40,569
       Prepaid expenses                                                       1,505       (14,088)        (9,547)
       Deposits and other assets                                              1,400        (2,732)        (8,252)
       Accounts payable to stockholder                                     (252,355)      223,571       (152,115)
       Customer deposits                                                      2,246         9,543        (23,099)
       Accounts payable and accrued liabilities                             308,117      (366,733)        67,480
       Deferred revenue                                                     476,568      (514,856)       517,846
                                                                         -----------    ----------    -----------
          Net cash (used for) provided by operating activities               11,481      (855,714)       (86,577)
                                                                         -----------    ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                      (81,164)     (141,949)       (47,512)
   Proceeds from the sale of equipment                                       11,898         -             -
   Acquisition of purchased technology                                     (313,555)        -             -
   Capitalization of software development costs                            (517,408)     (286,228)        -
                                                                         -----------    ----------    -----------
          Net cash used in investing activities                            (900,229)     (428,177)       (47,512)
                                                                         -----------    ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of capital lease                                               (14,956)      (35,298)        (7,123)
   Proceeds from issuance of convertible subordinated debt                  650,000     1,500,000         -
   Proceeds from stock issued under stock option plans                       20,496        11,001         -
   Proceeds from bank line of credit                                        100,000       700,000         -
   Repayments to bank line of credit                                       (100,000)     (700,000)        -
                                                                         -----------    ----------    -----------
          Net cash provided by (used in) financing activities               655,540     1,475,703         (7,123)
                                                                         -----------    ----------    -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                            (233,208)      191,812       (141,212)

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                     457,854       266,045        407,257
                                                                         -----------    ----------    -----------
CASH AND EQUIVALENTS, END OF YEAR                                      $    224,646   $   457,857   $    266,045
                                                                         -----------    ----------    -----------
SUPPLEMENTAL INFORMATION - Cash paid for interest                      $      2,249   $    14,740   $      4,168
                                                                         ===========    ==========    ===========
NON CASH TRANSACTIONS:
   Capital lease additions                                             $     -        $    75,000   $     28,400

    Transfer of capital lease in conjunction with sale of
         software license                                                    44,844
   Return of purchased software                                              42,500
   Accrued interest due to stockholder converted to convertible
   subordinated notes payable to stockholder                                 59,839        24,208         -


See notes to financial statements.

                       NATIONAL TRANSACTION NETWORK, INC.

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - National Transaction Network, Inc. (the "Company") designs, integrates and markets point-of-sale electronic payment systems and software, principally to the retail industry.

On September 13, 1996, International Verifact, Inc. ("IVI") acquired beneficial ownership of approximately 84% of the outstanding common stock of the Company. In June 1998, International Verifact Inc. and Checkmate Electronics, Inc. merged to form IVI Checkmate Corp. ("IVI Checkmate"), one of the largest electronic payment solutions providers in North America. In the past, the Company had relied on IVI Checkmate to finance its operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Company's recurring losses and declining revenues, such realization of assets and liquidation of liabilities is subject to significant uncertainty. The Company's ability to continue as a going concern is dependent upon its ability to generate revenue and cash flows from operations, and/or obtain financing or additional capital.

As shown in the financial statements, the Company incurred a net loss of $1,805,729 in 1998, and an accumulated deficit of $14,696,788. The Company experienced minimal cash flows from operations of $11,481. The Company maintains a cash balance of $224,646 as of December 31, 1998. The funds result from the proceeds of borrowings under its Convertible Note Agreement with IVI Checkmate and have enabled the Company to meet its obligations during 1998 despite a reduction in positive cash flows. However, as the Company will not be able to depend solely on funds of $224,646 to meet its obligations during 1999, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company may seek additional financing from its significant stockholders or a third party. It is not possible to predict the outcome of the Company's efforts and there is no assurance that the Company will be successful in increasing revenues, obtaining financing and continuing operations.

On September 29,1998, IVI Checkmate acquired Plourde Computing Services. Inc. ("Plourde"). This independent software company has a Windows/NT based payments application which has made the Company's PINnacle NT platform product redundant.)

In January 1998, the Company purchased the rights to certain software products from BancTec USA, Inc. ("BancTec"). Also included in the purchase were certain customer software maintenance contracts and tangible assets to support such contracts. The Mainsail software product, acquired from BancTec, allows the retailer to control their electronic payments through owning a local host payment switch thereby reducing their costs of accepting electronic payments. The Mainsail product, in conjunction with its relationship with IVI Checkmate, allows NTN to offer to retailers complete end-to-end payment solutions.

                       National Transaction Network, Inc.
                    Notes to Financial Statements (continued)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS -The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS - The carrying values of cash and equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of the Convertible Notes Payable to Stockholder approximates fair value because the notes carry interest rates that are variable and reflect current market trends.

REVENUE RECOGNITION - Revenue from hardware and software sales is generally recognized upon shipment. Revenue from maintenance agreements is deferred and recognized ratably over the term of the related service agreements. The Company enters into fixed price software development contracts and recognizes revenue under these contracts using the percentage of completion method.
Consulting services revenue is recognized as services are performed.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

INVENTORY - Inventory is recorded at the lower of cost or market using the first-in, first out method and consists primarily of electronic payment terminals and related peripherals.

PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets which range from three to five years. Depreciation expense was approximately $106,428, $135,000, and $117,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

CAPITALIZED SOFTWARE COSTS - Costs incurred to establish the technological feasibility of software products are research and development expense and are charged to expense as incurred. The Company capitalizes costs incurred between the point of establishing technological feasibility and general release when such costs are material. At December 31, 1998, the Company has capitalized software costs of $133,717.

LONG-LIVED ASSETS - The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no material impairment existed at December 31, 1998.

                       National Transaction Network, Inc.
                    Notes to Financial Statements (continued)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION - In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the Company can elect to follow previously existing accounting rules or adopt a new fair value method of valuing stock-based awards to employees. The Company has elected to continue following existing accounting rules under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for employee stock options. The pro forma effect on the accompanying statements of operations for reporting under SFAS 123 is presented in Note 4. Compensation expense associated with awards of stock or options to employees is measured using the intrinsic value method. Compensation expense associated with awards to non employees is measured using the fair value method.

LOSS PER COMMON SHARE - In 1997, the Company adopted the provision of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," and has restated all periods presented to conform to the new presentation. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding. In determining the denominator for dilutive loss per common share, no shares resulting from the assumed exercise of options using the treasury stock method or resulting from the conversion of the convertible subordinated notes payable to stockholder are added to the denominator because the inclusion of such shares would be antidilutive due to the net loss for each of the years presented. Accordingly, diluted loss per common share is equal to basic loss per common share and is not separately disclosed.

INCOME TAXES - The Company follows the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rate is recognized in income in the period that includes the enactment date.

RECENTLY ISSUED ACCOUNTING STANDARDS - In October 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. SOP 97-2 supersedes SOP 91-1, "Software Revenue Recognition," and was adopted by the Company for transactions entered into after December 31, 1997. Adoption of SOP 97-2 did not significantly change the way the Company recognized revenue.

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income (SFAS
130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Statements of Stockholder's Equity. The adoption of SFAS 130 had no impact on total stockholder's equity.

                       National Transaction Network, Inc.
                    Notes to Financial Statements (continued)


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARD( CONTINUED)
In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The SFAS was adopted by the Company during 1998 and did not have a material effect on its financial position and results of operations.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was released. The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. The Company is required to implement SFAS 133 in the first quarter of fiscal 2000. The Company has not used derivatives instruments and believes the impact of adoption will not have a significant effect on the financial statements.

In March 1998, the American Standards Executive Committee issued Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). This statement provides guidance on accounting for the cost of computer software developed or obtained for internal use. The Company will adopt this SOP on January 1, 1999. The Company is currently in the process of evaluating its impact.

RECLASSIFICATION - Certain items in the 1996 and 1997 financial statements have been reclassified to conform to the 1998 presentation.

2. LINE OF CREDIT

The Company's working capital line of credit with its bank which was to expire on January 4, 1999 has been terminated without penalty.

3. CONVERTIBLE SUBORDINATED NOTES PAYABLE TO STOCKHOLDER

On August 18, 1997, the Company entered into a Convertible Subordinated Note Purchase Agreement (the "Note Agreement") with IVI whereby the Company may from time to time issue and sell to IVI the Company's Convertible Subordinated Notes (the "Notes") up to an aggregate amount of $2,000,000, as stated in the October 31, 1997 amendment to the Note Agreement. The Notes have a five-year term, bear interest at a rate per annum equal to the prime rate plus 2% (9.75% at December 31, 1998), are secured by the Company's assets. Interest payments on the Notes are deferred until maturity.

                       National Transaction Network, Inc.
                    Notes to Financial Statements (continued)

3.  CONVERTIBLE SUBORDINATED NOTES PAYABLE TO STOCKHOLDER(CONTINUED)

The Notes are convertible into the Company's common stock at any time, at the option of the holder, in accordance with the terms of the Note Agreement. The conversion price shall be equal to no less than the fair market value. The Notes are also subject to certain registration rights in the event that the Company determines to register additional shares of common stock.

On September 19, 1997, and November 24, 1997, the Company issued Notes in the amounts of $400,000, and $1,100,000, respectively. Both Notes mature in 2002. During 1998, the Company was advanced additional funding under the Note Agreement from IVI Checkmate in the amount of $650,000. Accrued interest under the Notes aggregated $106,248 and $24,208 at December 31, 1998 and 1997.

4. STOCK OPTIONS

Stock Option Plans - Under the Company's 1988 and 1983 Stock Option Plans (the "Plans"), incentive stock options to purchase up to a maximum of 933,333 shares of common stock may be granted to certain employees, officer, consultants, and directors at exercise prices not less than fair market value at the date of the grant. Options become exercisable in varying annual installments. The period within which any option may exercised cannot exceed ten years from the date of the grant. At December 31, 1998, 550,168 shares were available for grant under the Plans.

Director Stock Option Plans - Under the company's 1995 and 1993 Directors Stock Option Plans (the "Director Plans"), non-qualified options to purchase up to a maximum of 320,000 shares of common stock may be granted to members of the Board of Directors (the "Board"). The exercise price of the options may not be less than fair market value on the date of grant. Options under the Director Plans become exercisable upon grant and continue for the period determined by the Board but may not exceed ten years. As of December 31, 1998, 193,333 shares were available for grant under the Director Plans.

                                                                                          WEIGHTED
                                                  NUMBER OF                               AVERAGE
                                                   OPTIONS          EXERCISABLE           EXERCISE
                                                   GRANTED             OPTIONS             PRICE
                                              --------------------------------------------------------

Outstanding January 1, 1996                          591,985                                $0.67
 Granted                                             251,000                                 0.42
 Expired or Canceled                                (220,605)                                0.88
                                              -----------------

 Outstanding December 31, 1996                       622,380           270,601               0.50
 Granted                                              63,000                                 0.64
 Exercised                                           (24,556)                                0.45
 Expired or Canceled                                 (13,195)                                0.55
                                              -----------------

 Outstanding at December 31, 1997                    647,629           393,258               0.51
 Granted                                             108,000                                 0.49
 Exercised                                           (52,306)                                0.40
 Expired or Canceled                                (193,491)                                0.42
                                              -----------------

 Outstanding at December 31, 1998                    509,832           336,430              $0.53
                                              =================

                       National Transaction Network, Inc.
                    Notes to Financial Statements (continued)


4. STOCK OPTIONS (CONTINUED)

The following table summarizes options at December 31, 1998:

                                                OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                   --------------------------------------------- --------------------------
                                                  WEIGHTED         WEIGHTED                     WEIGHTED
                                     NUMBER        AVERAGE         AVERAGE          NUMBER       AVERAGE
                                        OF        EXERCISE       CONTRACTUAL          OF        EXERCISE
RANGE OF EXERCISE PRICE              OPTIONS        PRICE        LIFE (YEARS)       OPTIONS       PRICE
                                   ------------------------------------------------------------------------
 $0.22 - 0.44                          392,165      $0.40            6.92             283,433      $0.40
  0.56 - 0.83                          101,000       0.63            8.75              36,332       0.63
  3.00                                  16,667       3.00            3.67              16,665       3.00

The Company follows the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to employees" to account for its stock option plan and, accordingly, compensation cost is recognized in the consolidated statements of options for the stock plan to the extent the options are granted at prices below fair market value. The Company adopted SFAS 123, which requires certain disclosures about stock-based employee compensation arrangements. SFAS 123 requires pro forma disclosure of the impact on net income and earnings per share if the fair market value method defined in SFAS 123 had been used. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing valuation model for options granted with the following weighted-average assumptions: a weighted average risk-free interest rate of 5.75%; a dividend yield of 0%;a volatility factor of the expected market price of the common stock of .63 for options granted during 1998 and 1.2 and
1.48 for options granted during 1997 and 1996 respectively, and a weighted average expected life of 7.67 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because change in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

                       National Transaction Network, Inc.
                    Notes to Financial Statements (continued)

4. STOCK OPTIONS (CONTINUED)

The weighted average grant date fair value of options granted in 1998,1997, and 1996, is $ $0.30, $0.62, and $0.42 per share, respectively. The options granted during 1998, 1997, and 1996 had exercise prices at fair market value.

For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The SFAS 123 pro-forma information is as follows:

                                              1998                1997               1996
                                       ------------------------------------------------------------

Pro-forma net loss                           $(1,826,746)          $(501,220)         $(653,876)
Pro-forma basic and diluted loss
   per share                                      $(0.56)             $(0.15)            $(0.20)


5. INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                                   1998              1997
                                                                       ------------------------------------
                                    -----------------------------------------------------------------------
Deferred tax assets:

     Accounts receivable                                                         32,000            31,000
     Inventory reserve                                                           23,498            23,000
     Accrued liabilities                                                         51,296            16,000
     Commissions                                                                 11,206               ---
     Deferred revenue                                                           194,254               ---
     Subordinated debt                                                           42,503               ---
     Net operating loss carryfwds                                               950,200         4,816,000
                                                                                -------         ---------
                                                                       ------------------------------------
                                                                              1,304,957         4,886,000

Deferred tax liabilities, Depreciation                                           (1,511)           (3,000)
                                                                       ------------------------------------
                                                                              1,303,442         4,883,000

Valuation allowance                                                          (1,303,442)       (4,883,000)

Deferred taxes, net                                                                   -                 -
                                                                            ===========       ===========

                       National Transaction Network, Inc.
                    Notes to Financial Statements (continued)



5. INCOME TAXES (CONTINUED)

For the years ended December 31, 1998 and 1997, the net changes in the valuation allowance are primarily related to the change in net deferred tax assets as such assets are fully reserved in each year.

A reconciliation between the U.S. statutory tax rate and the effective tax rate for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                1998                1997               1996
                                         -----------------------------------------------------------
Statutory tax rate                                     (34)%               (34)%             (34)%
State rate, net of federal benefit                      (6)%                (6)%              (6)%
Change in valuation allowance due to the
   of future realization of currently
   generated net
Operating loss carryforwards                             36%                 38%               39%
Non deductible expenses                                   4%                  2%                1%

Effective tax rate                                        -%                  -%                -%

At December 31, 1998, the Company has net operating loss carryforwards for tax purposes of approximately $950,000 which expire in varying amounts through 2013. Due to changes in ownership in 1989 and in 1996, the Company's ability to utilize these carryforwards is likely to be limited by the Internal Revenue Service in the aggregate.

6. CAPITALIZED SOFTWARE

The Company accounts for certain software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 , "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." It is the Company's policy to capitalize costs relating to the development of its products once technological feasibility has been achieved until the products are available for general release to customers, provided that the recoverability of such costs is reasonably assured through expected sales revenue less related selling expenses. Upon availability of products for general release to customers, all related capitalized development costs are amortized over a suitable period based on the products' estimated economic life. Due to IVI Checkmate's acquisition of Plourde, management has determined that the costs capitalized for the PINnacle NT product, totaling $669,919, are not recoverable and therefore impaired. Accordingly, these costs were written off in the current year. The Company is continuing to capitalize costs for its Mainsail product, which totaled $133,717 at December 31, 1998.

7. COMMITMENTS

OFFICE LEASE - In November of 1996, the Company signed a noncancelable lease for new office space, which commenced in February 1997. The lease requires reimbursement of certain tenant improvements and operating costs throughout the term of the lease. The lease has a five-year term with one five-year renewal option to extend the lease through January 2007.

                       National Transaction Network, Inc.
                    Notes to Financial Statements (continued)


7. COMMITMENTS(CONTINUED)

Rent expense for the years ended December 31, 1998, 1997, and 1996 was approximately $197,000, $119,000 and $87,000, respectively. Future minimum lease payments, as of December 31, 1998, under this noncancelable operating lease approximate the following:

1999                                                 $126,000
2000                                                  126,000
2001                                                  130,000
2002                                                   13,000
2003                                                        -
                                              -------------------
Total                                                $395,000
                                              ===================

8. CAPITAL LEASE

In 1997 and 1996, the Company entered into capital leases for certain software and equipment, respectively. The 1997 software capital lease was sold to and lease payments assigned to a third party. The software capital lease had been capitalized at the present value of the future minimum rental payments and is included in machinery and equipment at December 31, 1997 at a value of $103,400, less accumulated amortization of $12,500. The capital lease for equipment had been capitalized at the present value of the future minimum rental payments and is included in machinery and equipment at December 31, 1998, 1997 and 1996 at a value $28,400, less accumulated amortization of $8,974, $10,313, and $7,123 respectively.

9. FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CUSTOMERS

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

The Company performs ongoing credit approvals of its customers. Trade receivables are unsecured, and the Company is at risk to the extent such amounts become uncollectible. However, losses on receivables have in the past been within expectations.

The Company's customer base consists of large retail companies, principally in the supermarket industry, located throughout the United States.

Major customers accounted for the following percentages of revenue:

CUSTOMERS                           1998          1997           1996
                             --------------------------------------------------

A)                                   59%           57%            48%
B)                                    -             -             13%
C)                                    8%            -             10%

                       National Transaction Network, Inc.
                    Notes to Financial Statements (continued)



10. RELATED PARTY TRANSACTIONS

PRODUCT DISTRIBUTION AGREEMENT - the Company sold certain products under the terms of a product distribution agreement (the "Agreement") with IVI, now IVI Checkmate. The Agreement granted the Company the nonexclusive right to market, distribute or sell IVI's products in the United States. The Agreement expired on December 31, 1992, and the Company and IVI Checkmate have continued to transact business under an informal extension of the Agreement. Total purchases from IVI Checkmate were approximately,$1,050,000, $1,870,000, and $453,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Sales to IVI were approximately $65,000 and $168,000 for the years ended December 31, 1998 and 1997, respectively. At December 31, 1998, 1997 and 1996 accounts payable to IVI Checkmate were $66,503, $318,858 and $95,287, respectively.

11. 401 (K) RETIREMENT SAVINGS PLAN

The Company has a 401(k) Retirement Saving Plan (the "401(k) plan") covering substantially all employees. Under the 401 (k) plan, participants are allowed to contribute an amount not to exceed 20% of compensation, subject to certain limitations. The Company may make matching contributions at its discretion. No contributions were made by the Company during 1998, 1997, or 1996.

                        NATIONAL TRANSACTION NETWORK,INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                                BALANCE AT     ADDITIONS        ADDITIONS                       BALANCE AT
                                                 BEGINNING      CHARGED TO       CHARGED TO      DEDUCTIONS       END OF
                                                 OF PERIOD       EXPENSES       OTHER ACCTS      (DESCRIBE)       PERIOD
                                              ------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
        Year ended December 31, 1996              $100,000              $0               $0              $0        $100,000
        Year ended December 31, 1997              $100,000              $0               $0         $60,000 (a)     $40,000
        Year ended December 31, 1998               $40,000              $0               $0              $0         $40,000


a) Writeoff of uncollectible accounts ($15,000); Relief of allowance for doubtful accounts balance ($45,000) based on review of accounts receivable totals.