Form 10-K/A
period 1998-12-31
NATIONAL TRANSACTION NETWORK INC
filed 1999-05-06
CIK 315999

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                           -----------------------

                                  FORM 10-K/A
                                Amendment No. 1

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1998

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________ to ___________

                        Commission File Number:  0-10966

                       National Transaction Network, Inc.
             (Exact name of Registrant as Specified in Its Charter)


          Delaware                                               75-1535237
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                               117 Flanders Road
                          Westborough, Massachusetts               01581
                     (Address of Principal Executive Offices)   (Zip Code)

                                 (508) 870-3200
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.15 Par Value
                                (Title of class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $981,013 at April 26, 1999, based on the average low bid and high asked prices on the over-the-counter market as reported on that date.

  The number of shares of the registrant's common stock outstanding at April 26, 1999, was 3,325,468.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

  At December 31, 1998, there were five individuals serving as directors of the
Company: Mr. Gregory A. Lewis, Mr. John J. Neubert, Mr. Christopher Schellhorn, Mr. Barry Thomson and Mr. George Whitton. Kenneth M. Kubler, who had served as a director of the Company since September 13, 1996, resigned as a director on March 13, 1998. Mr. Neubert, who served as a director of the Company since August 21, 1998, resigned as a director, Executive Vice President and Chief Financial Officer on March 30, 1999.

  Mr. Thomson served as the Company's President from October 9, 1996 until August 21, 1998. Mr. Thomson continues to hold the position of Chief Executive Officer and Executive Vice President of the Company. Mr. Lewis became the Company's President and Chief Operating Officer, and Mr. Neubert became the Company's Chief Financial Officer and Executive Vice President, on August 21, 1998.

  Set forth below is information regarding the directors and executive officers of the Company as of April 26, 1999:


                                         Principal Occupation or Employment
Name                                       and Other Business Affiliations                        Age       Director Since
------------------      --------------------------------------------------------------------    -------   ------------------
Gregory A. Lewis        Mr. Lewis has served as a director of the Company since August 21,         53            1998
                        1998 and, since August 21, 1998, has served as the Company's
                        President.  Mr. Lewis also has been a director of IVI Checkmate
                        Corp. ("IVIC") and the President and Chief Executive Officer of
                        IVIC's U.S. operations since June 1998.  A subsidiary of IVIC, IVI
                        Checkmate Ltd., owned 82% of the Company's Common Stock as of April
                        26, 1999.  Mr. Lewis joined Checkmate Electronics, Inc.
                        ("Checkmate"), which combined with IVI to form IVIC in June 1998, as
                        President and Chief Operating Officer in August 1997, and he was
                        named a director of Checkmate in October 1997.  From 1984 until joining Checkmate, Mr. Lewis was employed by VeriFone, Inc., an electronic payment provider.  Mr. Lewis was one of the founding executives of VeriFone and served in various executive positions during his employment, most recently as Vice President and General
                        Manager of the Emerging Markets Division.  Earlier in his career,
                        Mr. Lewis held various executive positions during a 14 year career at National Data Corporation, a transaction processing company, and also served as Executive Vice President of Business Development with
                        BuyPass Corporation, a third party point-of-sale processor and debit transaction acquiror.

                                         Principal Occupation or Employment
Name                                       and Other Business Affiliations                        Age       Director Since
------------------      --------------------------------------------------------------------    -------   ------------------

Christopher F.          Mr. Schellhorn has been a director of the Company since March 4,           48            1997
Schellhorn              1997.  Since August 1997, Mr. Schellhorn has served as the director of operations, and since April __, 1999 has served as Chief
                        Operating Officer, of Integrion Financial Network, Inc.
                        ("Integrion"), a company that provides interactive banking and electronic commerce services to financial institutions in North
                        America.  Mr. Schellhorn served as President and Chief Operating
                        Officer of Visa Interactive, a technology services company, from
                        August 1996 until August 1997 when Visa Interactive was acquired by
                        Integrion.  Mr. Schellhorn served as Vice President and General
                        Manager of International Verifact Inc. (U.S.), a subsidiary of IVI, from August 1995 through August 1996.  From January 1994 until
                        August 1995, Mr. Schellhorn served as Executive Vice President of
                        Market Imaging Systems, Inc.  Prior to such time, Mr. Schellhorn served as Senior Vice President of Wegmans Food Markets Inc.

L. Barry Thomson        Mr. Thomson has served as a director of the Company since September 13,    57            1998
                        1996, and as Chief Executive Officer and Secretary of the Company
                        since October 9, 1996.  Mr. Thomson served as the President of the Company from October 9, 1996 until August 21, 1998.  Mr.
                        Thomson also has been the President, Chief Executive Officer and a director of IVIC since June 1998.  Mr. Thomson joined International
                        Verifact Inc. ("IVI"), which is now IVI Checkmate Ltd., in April
                        1994 as President and Chief Operating Officer.  He was named a director of IVI in May 1995 and was promoted to Chief Executive
                        Officer in May 1996.  Formerly President and CEO of Aluma Systems
                        Corporation, a construction technology company in Toronto, Mr.
                        Thomson brought to IVI extensive Canadian, U.S. and international experience in managing the growth of a technological and market driven organization.  Mr. Thomson built Aluma over 21 years from start up to the largest company in its industry in North America and one of the four largest in the world.  He also served as Executive
                        Vice President, director and member of the Executive Committee of
                        Aluma's parent company, Tridel Enterprises, Inc., Canada's largest builder of condominium dwellings.  He graduated with a degree in mechanical engineering from the University of Toronto in 1967 and became a member of the Ontario Association of Professional Engineers in 1968.  In 1970, Mr. Thomson received his Chartered Accountant designation from Clarkson Gordon (now Ernst & Young LLP).

George Whitton          Mr. Whitton has served as a director of the Company since September        63            1998
                        13, 1996.  Mr. Whitton has served as IVIC's Vice Chairman of the
                        Board since June 1998.  Mr. Whitton has been Chairman of the Board of IVI since 1986 and was the Chief Executive Officer of IVI from
                        1986 to 1996.  After serving in various senior operations and sales management positions with IBM Canada, Mr. Whitton joined Canada
                        Permanent Trust, a trust and banking institution, where he served as
                        Vice President of Information Services from 1973 to 1976.  From 1976 to 1979, Mr. Whitton was Vice President  Systems for the Canadian
                        Imperial Bank of Commerce, Canada's second largest bank.  From 1979 to 1987, Mr. Whitton was President and Owner of Howarth & Smith, a
                        typography, printing and data management company.

  Directors are elected each year by the stockholders to serve until the next election of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

  The United States securities laws require the Company's directors and executive officers and any persons who beneficially own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's securities. To the Company's knowledge, during 1998 all executive officers, directors and beneficial owners of more than ten percent of the Company's Common Stock made all required filings, except that Mr. Lewis and Mr. Neubert each failed to file the appropriate report with respect to their election as directors and executive officers of the Company in August 1998 and their receipt of stock options on the date of election. The two individuals are in the process of completing the filings and will promptly file the appropriate reports.


Item 11.  Executive Compensation.

Director Compensation
---------------------

  Directors of the Company do not receive compensation for their services as directors, but non-employee directors are reimbursed for expenses incurred in connection with attendance at Board of Directors meetings. Additionally, all directors are eligible for participation in the Company's 1995 Director Stock Option Plan. See "Stock Plans" below.

Executive Officer Compensation
------------------------------

  The following table summarizes information regarding the compensation paid or accrued by the Company for each of 1996, 1997 and 1998 with regard to the Company's Chief Executive Officer and the Company's other executive officers whose annual compensation and bonus was $100,000 or more for 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                    Long Term
                                                                                   Compensation
                                           Annual Compensation                        Awards
                          ------------------------------------------------------  --------------
                                                                                    Securities
Name and Principal           Fiscal                             Other Annual        Underlying         All Other
    Position                  Year      Salary($)  Bonus($)    Compensation($)      Options(#)      Compensation($)
------------------        ------------  ---------  --------    ---------------    -------------     ---------------
L. Barry Thomson             1998         -0-        -0-             -0-               -0-                -0-
 Chief Executive             1997         -0-        -0-             -0-               -0-                -0-
  Officer and                1996         -0-        -0-             -0-               -0-                -0-
  Secretary (1)

Gregory A. Lewis             1998         -0-        -0-             -0-               -0-                -0-
 President and
  Director (2)

-----------
(1) Mr. Thomson was elected as Chief Executive Officer, President and Secretary of the Company on October 9, 1996. Mr. Thomson resigned as President of the Company on August 21, 1998.
(2)  Mr. Lewis was elected as President of the Company on August 21, 1998.

Stock Plans
-----------

  The Company currently has one employee stock ownership plan and one director stock option plan, the 1988 Stock Plan and the 1995 Director Stock Option Plan, respectively. The 1988 Stock Plan provides for the grant of incentive stock options to officers and other employees of the Company and any present or future subsidiaries of the Company (collectively, "Related Companies") and the grant of
(i) options which do not qualify as incentive stock options, (ii) awards of stock in the Company and (iii) opportunities to make direct purchases of stock in the Company (collectively, the "Stock Rights") to directors, officers, employees and consultants of the Company and Related Companies. The 1988 Stock Plan provides for the issuance of up to 800,000 shares of Common Stock pursuant to the grant of Stock Rights. The terms of such Stock Rights, including the number of shares subject to each Stock Right, when the Stock Right becomes exercisable, the exercise or purchase price of the Stock Right, the duration of the Stock Right and the time, manner and form of payment upon exercise of a Stock Right, are generally determined by the Board of Directors. As of December 31, 1998, incentive stock options to purchase 493,194 shares of Common Stock at an average exercise price of approximately $.41 per share were outstanding, held by 35 current and former employees, and non-incentive stock options to purchase 16,665 shares of Common Stock at an average exercise price of $3.00 per share were outstanding, held by 5 individuals pursuant to grants under the 1988 Stock Plan.

  The 1995 Director Stock Option Plan authorizes the grant of non-statutory options to directors of the Company. Each director who was a member of the Board of Directors on October 26, 1995, was automatically granted an option to purchase 15,000 shares of the Common Stock. Each director who is first elected to the Board after October 26, 1995, will automatically be granted, on the date such person first becomes a member of the Board, an option to purchase 5,000 shares of Common Stock. In addition, each director who has served continuously as a director for at least six months prior to January 15th of each year shall be automatically granted, on January 15th of each year, an option to purchase 5,000 shares of the Common Stock. The 1995 Director Stock Option Plan provides for the issuance of up to 300,000 shares of Common Stock pursuant to the grant of non-statutory stock options. Such options vest on the date of the grant. Other terms of such options, including exercise or purchase price of the options, the duration of the options and the time, manner and form of payment upon exercise of such options, are generally determined by the Board of Directors. As of December 31, 1998, options to purchase 110,000 shares of Common Stock at an average exercise price of approximately $.42 per share were outstanding, held by 10 current and former directors pursuant to grants under the 1995 Director Stock Option Plan.

  On March 30, 1999, Messrs. Lewis, Neubert, Thomson and Whitton, rescinded all stock options previously granted to them.

Option Grants in Last Fiscal Year
---------------------------------

  The Company granted options to purchase 5,000 shares of Common Stock to Messrs. Thomson, Neubert and Lewis under the 1995 Directors Stock Option Plan. Messrs. Lewis, Neubert and Thomson rescinded all options on March 30, 1999. The Company does not grant stock appreciation rights of any kind.

Aggregate Option Exercises and Fiscal Year-End Option Values
------------------------------------------------------------

  The following table sets forth information concerning unexercised options to purchase Common Stock held at December 31, 1998 by the named executive officers and the value of such officers' unexercised options at December 31, 1998.

                Aggregated Option Exercises in Last Fiscal Year
                       And Fiscal Year-End Option Values



                                                               Number of Securities            Value of Unexercised
                              Shares                      Underlying Unexercised Options      In-The-Money Options at
                             Acquired         Value          at December 31, 1998 (#)        December 31, 1998 ($) (1)
                           On Exercise      Realized    ---------------------------------- -----------------------------
      Name                     (#)             ($)          Exercisable/ Unexercisable      Exercisable/ Unexercisable
----------------         -------------    ------------  ---------------------------------- -----------------------------
L. Barry Thomson........       -0-            -0-                  10,000(2)/-0-                     -0-/-0-
Gregory A. Lewis........       -0-            -0-                   5,000(3)/-0-                     -0-/-0-

-------------
(1) The value is equal to the difference between the option exercise price and the average low bid and high asked prices of the Company's Common Stock on the overthecounter market as reported on December 31, 1998, multiplied by the number of shares underlying the option.
(2) Represents 10,000 vested options granted pursuant to the Company's 1995 Director Stock Option Plan. On March 30, 1999, Mr. Thomson rescinded all options granted to him.
(3) Represents 5,000 vested options granted pursuant to the Company's 1995 Director Stock Option Plan. On March 30, 1999, Mr. Lewis rescinded all options granted to him.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  The following table sets forth, to the knowledge of management, certain information regarding the beneficial ownership of Common Stock of the Company as of April 7, 1999, by: (a) each person who is known by the Company to be the beneficial owner of more than five percent of the 3,325,468 shares of Common Stock outstanding at such date; (b) each director of the Company; (c) each executive officer named in the Summary Compensation Table set forth in Item 11 under "Executive Officer Compensation"; and (d) all current directors and executive officers of the Company as a group:

            Name and Address of                      Amount and Nature of
             Beneficial Owner                      Beneficial Ownership (1)              Percent of Class (2)
------------------------------------------   ------------------------------------   ------------------------------
IVI Checkmate Ltd.                                       2,726,440                               82%
IVI Checkmate Corp. (3)
  79 Torbarrie Road
  Toronto, Ontario
  Canada M3L 1G5

Christopher F. Schellhorn                                   15,000(4)                             *

Gregory A. Lewis (3)                                             0                                *

L. Barry Thomson (3)                                             0                                *

George C. Whitton (3)                                            0                                *

All directors and executive officers                        15,000(4)                             1%
  as a group (5 persons)

-------------
*    Less than 1%

(1) Except as otherwise noted below, the Company believes that each beneficial owner has sole voting and investment power with respect to the number of shares of Common Stock shown as beneficially owned by such beneficial owner. Information with respect to beneficial stock ownership is based upon information furnished by such beneficial owner.
(2) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days of April 7, 1999, pursuant to the exercise of presently exercisable or outstanding options are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(3) IVI Checkmate Ltd. ("IVI"), which is the record owner of the shares shown, is a wholly-owned subsidiary of IVI Checkmate Corp. ("IVIC"). Consequently, IVIC is considered to beneficially own the shares held by IVI Checkmate Ltd. Pursuant to a Convertible Subordinated Note Purchase Agreement, dated August 18, 1997, as amended on October 31, 1997, IVI has the right to acquire, through the conversion of the outstanding indebtedness, approximately 7,710,136 shares of the Company's Common Stock based on the fair market value of the Company's Common Stock on April 26, 1999. See "Certain Relationships and Related Transactions." IVI currently has no plans to convert the outstanding debt. Messrs. Lewis, Thomson and Whitton are directors and/or executive officers of IVIC and/or IVI Checkmate Ltd.
(4) Represents shares subject to options exercisable at April 7, 1999, or within 60 days thereafter.

Item 13.  Certain Relationships and Related Transactions.

  On August 18, 1997, the Company entered into a Convertible Subordinated Note Purchase Agreement, as amended on October 31, 1997 (the "Note Agreement"), with IVI whereby the Company may from time to time issue and sell to IVI, and IVI agrees to purchase, up to $2,000,000 aggregate principal amount of the Company's Convertible Subordinated Notes (the "Notes"). The Notes have a five-year term, bear interest at a rate per annum equal to the prime rate plus 2% (9.75% at December 31, 1998) and are secured by the Company's assets. The Notes are convertible into shares of the Company's Common Stock at any time in accordance with the terms of the Note Agreement; however, the conversion price per share shall be equal to no less than the fair market value of the Company's Common Stock as determined in the Note Agreement. Additionally, the Notes are subject to certain registration rights if the Company determines to register additional shares of Common Stock under the Securities Act of 1933, as amended. Interest payments on the Notes are deferred until maturity.

  On September 19, 1997 and November 24, 1997, the Company issued Notes to IVI in the principal amounts of $400,000 and $1,100,000, respectively. Both Notes mature in 2002. During 1998, IVIC advanced funding to the Company under the Note Agreement in the amount of $650,000. Accrued interest under the Notes totaled $106,248 at December 31, 1998.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NATIONAL TRANSACTION NETWORK, INC.


       April 29, 1999         By: /s/ L. Barry Thomson
                                  ---------------------------------------------
                                  L. Barry Thomson, Chief Executive Officer and Secretary


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


April 29, 1999                              /s/ L. Barry Thomson
                                            ------------------------------------------------------------
                                            L. Barry Thomson, Chief Executive Officer and Director
                                            (Principal Executive Officer)


April 29, 1999                              /s/ Gregory A. Lewis
                                            ------------------------------------------------------------
                                            Gregory A. Lewis, Chief Operating Officer, President and
                                            Director

April 29, 1999                              /s/ Christopher F. Schellhorn
                                            ------------------------------------------------------------
                                            Christopher F. Schellhorn, Director

April 29, 1999                              /s/ George C. Whitton
                                            ------------------------------------------------------------
                                            George C. Whitton, Director

April 29, 1999                              /s/ Judith A. Kellogg
                                            ------------------------------------------------------------
                                            Judith A. Kellogg, Controller
                                            (Principal Accounting Officer)