Form 10-Q
period 1999-03-31
NATIONAL TRANSACTION NETWORK INC
filed 1999-05-14
CIK 315999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                   Yes    X        No
                                        -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.15 par value per share, outstanding as of April 30, 1999: 3,325,468 shares.

                       NATIONAL TRANSACTION NETWORK, INC.



                                                                          PAGE
                                                                          ----
PART I     FINANCIAL INFORMATION

     Item 1       Financial Statements

                  Balance Sheets
                         March 31, 1999 and December 31, 1998                3

                  Statements of Operations
                         Three months ended March 31, 1999 and 1998          5

                  Statements of Cash Flows
                         Three months ended March 31, 1999 and 1998          6

                  Notes to Financial Statements                              7

     Item 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        8


PART II    OTHER INFORMATION                                                11


SIGNATURES                                                                  12

                          PART I - FINANCIAL STATEMENTS


ITEM I. FINANCIAL STATEMENTS
----------------------------

                       NATIONAL TRANSACTION NETWORK, INC.
                                 BALANCE SHEETS


                                     ASSETS
                                ----------------

                                                 (Unaudited)
                                                   March 31,        December 31,
                                                     1999               1998
                                                 ------------       ------------

CURRENT ASSETS:
   Cash and equivalents                             $180,579           $224,646
   Accounts receivable
   (Net of allowance for doubtful accounts
    of $40,000 at March 31, 1999
    and December 31, 1998)                           737,920          1,028,009
   Accounts receivable-stockholder                    12,120                -
   Inventory                                          90,275            159,116
   Prepaid expenses                                   52,049             48,977
                                                 ------------       ------------
     TOTAL CURRENT ASSETS                          1,072,943          1,460,748
                                                 ------------       ------------

PROPERTY AND EQUIPMENT                               959,274            946,193
   Less accumulated depreciation
    and amortization                                (812,767)          (791,915)
                                                 ------------       ------------
     PROPERTY AND
     EQUIPMENT - NET                                 146,507            154,278
                                                 ------------       ------------
OTHER ASSETS
     Capitalized software development costs          298,743            133,717
     Purchased technology, net                       240,103            255,853
     Deposits and other                               24,156             13,263
                                                 ------------       ------------
     Total other assets                              563,002            402,833
                                                 ------------       ------------
                    TOTAL                         $1,782,452         $2,017,859
                                                 ============       ============

See Notes to Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                                 BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                 (Unaudited)
                                                   March 31,        December 31,
                                                     1999               1998
                                                 ------------       ------------
CURRENT LIABILITIES:
   Accounts payable                                 $185,691           $322,269
   Accounts payable-stockholder                       33,013             66,503
   Accrued liabilities                               477,676            434,758
   Deferred revenue                                  448,521            525,635
   Short term portion of capital lease                   -                1,182
                                                 ------------       ------------
     TOTAL CURRENT LIABILITIES                     1,144,901          1,350,347
                                                 ------------       ------------

LONG TERM LIABILITIES:
   Convertible notes payable to stockholder        2,308,664          2,256,257
                                                 ------------       ------------
     TOTAL LONG TERM LIABILITIES                   2,308,664          2,256,257
                                                 ------------       ------------


STOCKHOLDERS' EQUITY:
   Preferred stock, $.10 par value;
    authorized, 5,000,000 shares;
    none issued and outstanding                          -                   -
   Common stock, $.15 par value;
    authorized, 20,000,000 shares;
    issued and outstanding, 3,325,468
   shares at March 31, 1999 and
    December 31, 1998                                498,827            498,827
   Additional paid-in capital                     12,609,216         12,609,216
   Accumulated deficit                           (14,779,156)       (14,696,788)
                                                 ------------       ------------
     TOTAL STOCKHOLDERS'
        EQUITY                                    (1,671,113)        (1,588,745)
                                                 ------------       ------------
                  TOTAL                           $1,782,452         $2,017,859
                                                 ============       ============

See Notes to Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                 -------------------------------
                                                     1999               1998
                                                 ------------       ------------
REVENUE                                           $1,005,014         $1,550,745
                                                 ------------       ------------
COST AND EXPENSES
   Cost of revenue                                   588,505            876,560
   Research and development                          178,449            239,787
   Selling, general and administrative               268,055            541,429
                                                 ------------       ------------
     Total                                         1,035,009          1,657,776
                                                 ------------       ------------
LOSS FROM OPERATIONS                                 (29,995)          (107,031)
                                                 ------------       ------------
OTHER INCOME:
   Interest expense                                  (52,373)           (41,045)
                                                 ------------       ------------
     Total                                           (52,373)           (41,045)
                                                 ------------       ------------
       NET LOSS                                     ($82,368)         ($148,076)
                                                 ============       ============

BASIC AND DILUTED
LOSS  PER COMMON SHARE                                ($0.02)            ($0.05)
                                                 ============       ============

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         3,325,468          3,281,439
                                                 ============       ============

See Notes to Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                 -------------------------------
                                                     1999               1998
                                                 ------------       ------------
Cash Flows From Operating Activities:
Net loss                                            ($82,368)         ($148,076)
                                                 ------------       ------------
Adjustments to reconcile net income (loss) to
 net cash provided by(used for)operating activities:
Depreciation and amortization                         36,602             40,409
Interest on conv. subordinated note
   payable to stockholder                             52,407             39,375
Loss on sales of property and equipment                  -               13,905
Increase (decrease) in cash from:
   Accounts receivable                               290,089            (44,033)
   Accounts receivable-stockholder                   (12,120)           (65,006)
   Inventory                                          68,841            441,369
   Prepaid expenses                                   (3,072)             6,237
   Deposits                                          (10,893)                -
   Accounts payable-stockholder                      (33,490)          (264,545)
   Accounts payable and accrued
     liabilities                                     (93,660)           347,629
   Deferred revenue                                  (77,114)           225,323
                                                 ------------       ------------
Total adjustments                                    217,590            740,663
                                                 ------------       ------------
Net cash provided by operating
   activities                                        135,222            592,587
                                                 ------------       ------------
Cash Flows From Investing Activities:
   Purchases of property and equipment               (13,081)           (26,188)
   Proceeds from the sale of equipment                   -               11,898
   Acquisition of purchased technology                   -             (313,555)
   Capitalization of software development costs     (165,025)          (142,097)
                                                 ------------       ------------
Net cash used for investing activities              (178,106)          (469,942)

Cash Flows From Financing Activities:
   Proceeds from stock issued under stock option plan    -               14,425
   Proceeds from bank line of credit                     -              100,000
   Repayment to bank line of credit                      -             (100,000)
   Repayment of Capital Lease                         (1,182)            (6,660)
                                                 ------------       ------------
Net cash provided by (used for)
   financing activities                               (1,182)             7,765
                                                 ------------       ------------
Net increase (decrease) in cash and
   equivalents                                       (44,066)           130,410
                                                 ------------       ------------
Cash and Equivalents, Beginning of Period            224,645            457,857
                                                 ------------       ------------
Cash and Equivalents, End of Period                 $180,579           $588,267
                                                 ============       ============


See Notes to the Financial Statements.

                       NATIONAL TRANSACTION NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS


1. The accompanying financial statements and notes do not include all of the disclosures made in the Company's Form 10-K for the year ended December 31, 1998 which should be read in conjunction with these statements. In the opinion of the Company, the financial statements include all adjustments necessary for a fair presentation of the quarterly results.

2. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

4. For the quarters ended March 31, 1998 and 1999, the Company made inventory purchases from IVI Checkmate totaling approximately $77,000 and $80,000 respectively. Accrued interest for the Company's Convertible Subordinated Notes Payable to IVI Checkmate totaled $158,664 for the quarter ended March 31, 1999.

5. The Company accounts for certain software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." It is the Company's policy to capitalize costs relating to the development of its products once technological feasibility has been achieved until the products are available for general release to customers, provided that the recoverability of such costs is reasonably assured through expected sales revenue less related selling expenses. Upon availability of products for general release to customers, all related capitalized development costs are amortized over a suitable period based on the products' estimated economic life. During the quarter ended March 31, 1999, the Company capitalized software development costs of approximately $165,000 and total capitalized software development cost aggregated $299,000 at March 31, 1998. In the third quarter of 1998, approximately $679,000 of the cost capitalized for the PINnacle NT product were determined to be not recoverable and therefore written off.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein. The discussion contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. Words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may,' "plan," "will," "would," and similar expressions and variations thereof are intended to identify forward-looking statements. The Company's actual results could differ materially from those contemplated by the forward-looking statements contained herein. Factors that may cause such a difference include but are not limited to those discussed in the cautionary statements contained herein as well as those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation " contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the Commission. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

RESULTS OF OPERATIONS
---------------------

         Revenue for the quarter ended March 31, 1999 decreased by 35.2% to $1,005,014 compared to $1,550,745 for the quarter ended March 31, 1998. The decrease in revenue was primarily due to a significant customer's decision to convert and upgrade a large number of its systems in the quarter ended March 31, 1998. This customer accounted for approximately 42% of the Company's revenue in first quarter of 1999 as compared to approximately 66% for the same period in the prior year.

         Gross margins as a percent of revenue were 41.4% for the quarter ended March 31, 1999 compared to 43.5% for the quarter ended March 31, 1998. The decrease in gross margin percentages between the two quarterly periods was primarily due to increases in certain categories of expenses resulting from the assignment of certain expenses to the cost of goods sold in 1998 using percentage of completion accounting that had previously been assigned to product development expense. This was partially offset by a shift in mix between hardware, software, and professional services revenues as well as lower margins on certain hardware sales. For the quarter ended March 31, 1999, service revenue accounted for approximately 56% of total revenue compared to approximately 45% of total revenue for the quarter ended March 31, 1998. The increase in service revenue was the result of professional services associated with the Company's Mainsail software and Year 2000 testing and compliance on various operating platforms.

         Total operating expenses for the quarter ended March 31, 1999 decreased by 42.8% to $446,504 compared to $781,216 for the quarter ended March 31, 1998. Research and development expenses decreased by 25.6% to $178,449 for the quarter ended March 31, 1999 compared to $239,787 for the quarter ended March 31, 1998. Decreases in research and development expenses between the two quarterly periods resulted from the reclassification of certain product development expenses to the cost of goods sold and an increase in capitalization of certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." For the quarter ended March 31, 1999, capitalized software development costs totaled $165,026. This reclassification was offset by an increase in outside consulting expenses due to the utilization of contract programmers.

         Selling, general and administrative expenses decreased by 51% to $268,055 for the quarter ended March 31, 1999 compared to $541,429 for the quarter ended March 31, 1998. This decrease was related primarily due to
(i)decreases in compensation and fringe benefit expense due to fewer staff positions and (ii) the reduction of travel and trade show expense resulting form sales activities being facilitated by the Company's parent, IVI Checkmate.

         Other expense for the quarter ended March 31, 1999, totaled $52,373 which consisted primarily of interest expense on convertible subordinated notes payable to IVI Checkmate, Inc.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash balances at March 31, 1999 were $180,579 compared to $224,646 at December 31, 1998. Net cash provided by operating activities was $135,222 for the quarter ended March 31, 1999. The operating loss and increase in accrued liabilities was offset by decreases in accounts receivable and inventory. Net cash used in investing activities for the quarter ended March 31, 1999 totaled approximately $178,000 and primarily represented the capitalization of certain software development costs partially offset by the sale of the transaction processing software license.

         The Company does not have a working capital line of credit with its bank. Sources of liquidity for future needs cannot be generated from existing cash balances and cash generated from operations. Management will depend on borrowings available to the Company under its Convertible Subordinated Note Agreement with IVI Checkmate.


YEAR 2000 COMPLIANCE
--------------------

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

         While the Company's Mainsail product was designed to be Year 2000 compliant, the operating systems that are used to compile the product in several customer locations currently are not compliant. The Company is currently working to port the product onto several Year 2000 compliant operating system platforms. This entire project is expected to be completed by the end of the second quarter of 1999.

         The Company also uses certain computer software programs in its internal operations, including applications used in product development, financial and business systems, and various administrative functions. Based on its review to date, management believes that all material systems will be compliant by the Year 2000 and that the cost to address the issues will not be material and consists primarily of internal labor. The Company does not believe that any Year 2000 issues relating to internal systems will have a material adverse effect on its business, financial condition or results of operations. However, the Company cannot currently assess the cost of remedying problems which may result from the Year 2000 issues of others. Further, serious deficiencies which are not currently identified or fully understood may arise in the future and may have a material adverse impact on business, financial condition, and results of operations. (Please refer to the Company's Form 10-K for the year ended December 31, 1998)

PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.
              ------------------
              The Company has no material legal proceedings at this time.


Item 2.       Changes in Securities.
              ----------------------
              Not applicable.


Item 3.       Defaults upon Senior Securities.
              --------------------------------
              Not applicable.


Item 4.       Submission of Matters to a Vote of Security Holders.
              ----------------------------------------------------
              There were no matters submitted to a vote of the security holders in the quarter ended March 31, 1999.


Item 5.       Other Information.
              ------------------
              Not applicable.


Item 6.       Exhibits and Reports on Form 8-K.
              ---------------------------------

              (a) Exhibits.
                  ---------

                    Exhibit EX-27 Financial Data Schedule.

              (b) Reports on Form 8-K.
                  --------------------

                    None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NATIONAL TRANSACTION NETWORK, INC.




DATE:  May 13, 1999                    By /s/ L. Barry Thomson
                                          -----------------------------
                                          L. Barry Thomson, Chief Executive
                                          Officer and Chairman of the
                                          Board (Principal Executive Officer)






Date:  May 13, 1999                    By /s/ L. Barry Thomson
                                          -----------------------------
                                          L. Barry Thomson, Chief Executive
                                          Officer and Chairman of the
                                          Board (Principal Financial and
                                          Accounting Officer)