Form 10-K405/A
period 1998-12-31
NATIONAL TRANSACTION NETWORK INC
filed 1999-06-02
CIK 315999

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   Yes

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $981,013 at May 21, 1999, based on the average low bid and high asked prices in the over-the-counter market as reported on that date.

     The number of shares of the registrant's common stock outstanding at May 21, 1999, was 3,325,468.

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

             NAME AND ADDRESS OF             AMOUNT AND NATURE OF
               BENEFICIAL OWNER            BENEFICIAL OWNERSHIP (1)        PERCENT OF CLASS (2)
               ----------------            ------------------------        --------------------
IVI Checkmate Inc.                                 2,726,440                        82%
IVI Checkmate Corp. (3)
  1003 Mansell Road
  Roswell, GA  30076

Christopher F. Schellhorn                          15,000(4)                         *

Gregory A. Lewis (3)                                   0                             *

L. Barry Thomson (3)                                   0                             *

George C. Whitton (3)                                  0                             *

All directors and executive officers               15,000(4)                         1%
    as a group (5 persons)

-----------------------

*        Less than 1%

(1) Except as otherwise noted below, the Company believes that each beneficial owner has sole voting and investment power with respect to the number of shares of Common Stock shown as beneficially owned by such beneficial owner. Information with respect to beneficial stock ownership is based upon information furnished by such beneficial owner.
(2) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days of April 7, 1999, pursuant to the exercise of presently exercisable or outstanding options are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table.
(3) IVI Checkmate Inc., which is the record owner of the shares shown, is a wholly-owned subsidiary of IVI Checkmate Corp. ("IVIC"). Consequently, IVIC is considered to beneficially own the shares held by IVI Checkmate Inc.. Messrs. Lewis, Thomson and Whitton are directors and/or executive officers of IVIC and/or IVI Checkmate Inc.
(4) Represents shares subject to options exercisable at April 7, 1999, or within 60 days thereafter.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NATIONAL TRANSACTION NETWORK, INC.


              May 26, 1999        By:  /s/ L. Barry Thomson
                                       --------------------------------------
                                  L. Barry Thomson, Chief Executive Officer and
                                  Secretary (Principal Executive Officer and
                                  Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              May 26, 1999        /s/ L. Barry Thomson
                                  --------------------------------------
                                  L. Barry Thomson, Chief Executive Officer and
                                  Director


              May 24, 1999        /s/ Gregory A. Lewis
                                  --------------------------------------
                                  Gregory A. Lewis, Chief Operating Officer,
                                  President and Director


              May 28, 1999        /s/ Christopher F. Schellhorn
                                  --------------------------------------
                                  Christopher F. Schellhorn, Director


              May 27, 1999        /s/ George C. Whitton
                                  --------------------------------------
                                  George C. Whitton, Director