Form 10-Q
period 1999-06-30
NATIONAL TRANSACTION NETWORK INC
filed 1999-08-09
CIK 315999

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1999

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the Transition Period from ______ to ________

                         Commission File Number 0-10966


                       NATIONAL TRANSACTION NETWORK, INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                        75-1535237
               (State of                       (I.R.S. Employer
             Incorporation)                  Identification No.)

                   117 Flanders Road, Westborough, MA  01581
          (Address of principal executive offices, including zip code)

                                 (508) 870-3200
              (Registrant's telephone number, including area code)

                                ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x    No
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                            Outstanding at August 6, 1999
--------------------------------           -----------------------------
Common Stock, $0.15 par value                      3,325,468 shares

                       NATIONAL TRANSACTION NETWORK, INC.
                         Quarterly Report on Form 10-Q
                      For the Quarter Ended June 30, 1999

                               Table of Contents
                               -----------------

                                                                                  Page
                                                                                 Number
                                                                                 ------
PART I.   FINANCIAL INFORMATION

Item 1         Financial Statements (Unaudited):

               Balance Sheets -
                    June 30, 1999 and December 31, 1998                               3

               Statements of Operations -
                    Three and Six Months Ended June 30, 1999 and 1998                 5

               Statements of Cash Flows -
                    Six Months Ended June 30, 1999 and 1998                           6

               Notes to Financial Statements - June 30, 1999                          7

Item 2         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                               8

PART II.   OTHER INFORMATION                                                         10


SIGNATURES                                                                           11


                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                       NATIONAL TRANSACTION NETWORK, INC.
                                 BALANCE SHEETS

                                     ASSETS


                                                                       June 30,                December 31,
                                                                         1999                      1998
                                                                      ------------             -------------
                                                                      (Unaudited)

Current assets:
   Cash and equivalents                                                $   74,476                $  224,646
   Accounts receivable
      (net of allowance for doubtful accounts of $40,000
      at June 30, 1999 and December 31, 1998)
                                                                          895,210                 1,028,009
   Accounts receivable - stockholder                                       16,386                        --
   Inventory                                                              198,584                   159,116
   Prepaid expenses                                                        57,253                    48,977
                                                                       ----------                ----------
        Total current assets                                            1,241,909                 1,460,748
                                                                       ----------                ----------


Property and equipment                                                    989,536                   946,193
  Less: accumulated depreciation and amortization                        (833,562)                 (791,915)
                                                                       ----------                ----------
        Property and equipment - net                                      155,974                   154,278
                                                                       ----------                ----------


Other assets:
   Capitalized software development costs                                 450,296                   133,717
   Purchased technology, net                                              224,353                   255,853
   Deposits and other                                                      29,956                    13,263
                                                                       ----------                ----------
        Total other assets                                                704,605                   402,833
                                                                       ----------                ----------
Total assets                                                           $2,102,488                $2,017,859
                                                                       ==========                ==========

See Notes to Financial Statements

                       NATIONAL TRANSACTION NETWORK, INC.
                                 BALANCE SHEETS


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                        June 30,                December 31,
                                                                          1999                      1998
                                                                      -----------               -------------
                                                                      (Unaudited)

Current liabilities:
   Accounts payable                                                   $    155,973              $    322,269
   Accounts payable - stockholder                                          154,332                    66,503
   Accrued liabilities                                                     499,495                   434,758
   Deferred revenue                                                        277,311                   525,635
   Note payable to stockholder                                             300,000                        --
   Current portion of capital lease                                             --                     1,182
                                                                      ------------              ------------
        Total current liabilities                                        1,387,111                 1,350,347

Convertible notes payable to stockholder                                 2,344,184                 2,256,257
                                                                      ------------              ------------

Total liabilities                                                        3,731,295                 3,606,604
                                                                      ------------              ------------


Stockholders' Equity (Deficit)
   Preferred stock, $0.10 par value;
      authorized, 5,000,000 shares;
      none issued and outstanding                                               --                        --

   Common stock, $0.15 par value;
      authorized, 20,000,000 shares;
      issued and outstanding, 3,325,468
      shares at June 30, 1999 and
      December 31, 1998                                                    498,827                   498,827
   Additional paid-in capital                                           12,609,216                12,609,216
   Accumulated deficit                                                 (14,736,850)              (14,696,788)
                                                                      ------------              ------------

        Total stockholders' equity (deficit)                            (1,628,807)               (1,588,745)
                                                                      ------------              ------------
Total liabilities and stockholders' equity (deficit)                  $  2,102,488              $  2,017,859
                                                                      ============              ============


See Notes to Financial Statements

                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                 Three Months Ended                 Six Months Ended
                                                      June 30,                          June 30,
                                         --------------------------------    ----------------------------------
                                             1999              1998               1999               1998
                                         --------------    --------------    ---------------    ---------------
REVENUE:
   Systems and equipment                     $  891,582       $  563,895         $1,307,617         $1,355,477
   Software and services                        643,963          554,843          1,232,942          1,314,006
                                             ----------       ----------         ----------         ----------
        Total                                 1,535,545        1,118,738          2,540,559          2,669,483
                                             ----------       ----------         ----------         ----------
COST AND EXPENSES:
   Cost of revenue                              965,378          685,160          1,553,883          1,551,220
   Research and development                     204,708          273,253            383,157            513,040
   Selling, general and
      administrative                            284,503          472,934            552,558          1,024,863
                                             ----------       ----------         ----------         ----------
        Total                                 1,454,589        1,431,347          2,489,598          3,089,123
                                             ----------       ----------         ----------         ----------
INCOME (LOSS) FROM
   OPERATIONS                                    80,956         (312,609)            50,961           (419,640)
                                             ----------       ----------         ----------         ----------
OTHER EXPENSE:
   Interest expense, net                        (38,650)         (39,784)           (91,023)           (80,829)
                                             ----------       ----------         ----------         ----------
NET INCOME (LOSS)                            $   42,306       $ (352,393)        $  (40,062)        $ (500,469)
                                             ==========       ==========         ==========         ==========
Basic and Diluted Earnings
(Loss) Per Common Share                      $     0.01       $    (0.11)        $    (0.01)        $    (0.15)
                                             ==========       ==========         ==========         ==========
Basic and Diluted Weighted Average
 Number of Common Shares Outstanding          3,325,468        3,316,961          3,325,468          3,299,298
                                             ==========       ==========         ==========         ==========

See Notes to Financial Statements

                       NATIONAL TRANSACTION NETWORK, INC.
                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                     -----------------------------------
                                                                       1999                      1998
                                                                     ---------                 ---------
Operating activities:
   Net loss                                                          $ (40,062)                $(500,469)

   Adjustment to net loss for non-cash items:
      Depreciation and amortization                                     73,146                    81,594
      Interest on convertible subordinated note
         payable to stockholder                                         87,927                    79,188
      Loss on sale of property                                              --                    13,905
      Increase (decrease) in cash from:
         Accounts receivable                                           132,799                    49,636
         Accounts receivable - stockholder                             (16,386)                  (40,006)
         Inventory                                                     (39,468)                  290,063
         Prepaid expenses                                              (22,289)                   10,654
         Other assets                                                   (2,680)                   (1,700)
         Accounts payable - stockholder                                 87,829                   137,924
         Accounts payable and accrued liabilities                     (101,558)                  293,271
         Deferred revenue                                             (248,325)                  260,373
                                                                     ---------                 ---------
Net cash (used in) provided by operating activities                    (89,067)                  674,433
                                                                     ---------                 ---------

Investing activities:
   Purchases of property and equipment                                 (43,343)                  (28,080)
   Proceeds from sale of equipment                                          --                    11,898
   Acquisition of purchased technology                                      --                  (313,555)
   Capitalization of software development costs                       (316,578)                 (300,016)
                                                                     ---------                 ---------
Net cash used in investing activities                                 (359,921)                 (629,753)
                                                                     ---------                 ---------

Financing activities:
   Proceeds from stock issued under stock option plan                       --                    20,495
   Proceeds from note payable to stockholder                           300,000                        --
   Proceeds from bank line of credit                                        --                   100,000
   Repayment to bank line of credit                                         --                  (100,000)
   Repayment of capital lease                                           (1,182)                   (9,339)
                                                                     ---------                 ---------
Net cash provided by financing activities                              298,818                    11,156
                                                                     ---------                 ---------

Net (decrease) increase in cash and equivalents                       (150,170)                   55,836
Cash and equivalents, beginning of period                              224,646                   457,857
                                                                     ---------                 ---------

Cash and equivalents, end of period                                  $  74,476                 $ 513,693
                                                                     =========                 =========

See Notes to Financial Statements

                       NATIONAL TRANSACTION NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 1999


1. The accompanying financial statements and notes do not include all of the disclosures made in the Company's Form 10-K for the year ended December 31, 1998 which should be read in conjunction with these statements. In the opinion of the Company, the financial statements include all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the quarterly results.

2. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3. The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," and has restated all periods presented to conform with the new presentation. Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during each period. In determining the denominator for dilutive income (loss) per common share, no shares resulting from the assumed exercise of options using the treasury stock method or resulting from the conversion of the convertible subordinated notes payable to stockholder are added to the denominator because the inclusion of such shares would be antidilutive to the net income (loss) for each of the periods presented. Accordingly, diluted income (loss) per common share is equal to basic income
    (loss) per common share and is not separately disclosed.


4. For the quarters ended June 30, 1999 and 1998, the Company made inventory purchases from IVI Checkmate Corp. ("IVI Checkmate"), its parent company, totaling approximately $348,000 and $479,000, respectively. Accrued interest for the Company's Convertible Subordinated Notes Payable to IVI Checkmate totaled $194,184 at June 30, 1999.


5. The Company accounts for certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". It is the Company's policy to capitalize costs relating to the development of its products once technological feasibility has been achieved until the products are available for general release to customers, provided that the recoverability of such costs is reasonably assured through expected sales revenue less related selling expenses. Upon availability of products for general release to customers, all related capitalized development costs are amortized over a suitable period based on the products' estimated economic life. During the quarter ended June 30, 1999, the Company capitalized software development costs of approximately $152,000 for Mainsail software development, thereby increasing total software development costs, net of amortization, to approximately $450,000 at June 30, 1999.


6. On July 20, 1999, the Company entered into an agreement with IVI Checkmate Corp. that will potentially result in the acquisition by IVI Checkmate Corp., through its wholly owned subsidiary IVI Checkmate Inc., of all of the shares of the Company's common stock that IVI Checkmate Inc. does not presently own. IVI Checkmate Inc. currently owns 2,726,440, or approximately 82.0%, of the Company's 3,325,468 shares of common stock outstanding. The agreement provides for the exchange of $0.30 worth of common stock of IVI Checkmate Corp. for each share of the Company's common stock. It is anticipated that this transaction should be completed in the next one to three months, subject to approval by regulatory authorities and the Company's stockholders. For additional information, see the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 1999.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. The discussion contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intends," "plans" and similar expressions and variations thereof are intended to identify forward-looking statements. We caution that these statements represent projections and estimates of future performance and involve certain risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, without limitation, dependence on limited suppliers of our products; rapid and significant technological developments that could delay the introduction of improvements in existing products or of new products; any dependencies on any proprietary technologies (which may be independently developed by competitors); dependence on a small number of customers; potential fluctuation in financial results as a result of any inability to make sales to our customers as well as the volume and timing of bookings received during a quarter and variations in sales mix; competition from existing companies as well as new market entrants; dependence on key personnel; and other risk factors that are contained in documents that we file with the U.S. Securities and Exchange Commission.

Results of Operations

     Revenue for the quarter ended June 30, 1999 increased by 37% to $1,535,545 compared to $1,118,738 for the quarter ended June 30, 1998. Revenue for the six months ended June 30, 1999 decreased by 5% to $2,540,559 compared to $2,669,483 for the six months ended June 30, 1998. The significant increase in revenue in the quarter, but relatively flatness for the six months, was the result of the timing of hardware and software sales in 1999 and 1998. In 1999, a significant portion of these sales occurred in the second quarter, while the majority of sales in 1998 was in the first quarter. The timing of sales in 1999 was affected by a significant customer's decision to defer an upgrade to its systems from the first quarter of 1999 to the second quarter of 1999.

     Gross margins as a percentage of revenue were 37.1% and 38.8% for the quarter and six months ended June 30, 1999, respectively, compared to 38.8% and 41.9% for the quarter and six months ended June 30, 1998, respectively. The decreases in gross margin percentages for the quarter and six months were primarily due to a shift in mix between hardware and software revenues. Lower margin hardware revenue accounted for approximately 58% and 52% of total revenue for the quarter and six months ended June 30, 1999, respectively, compared to approximately 50% and 51% for the quarter and six months ended June 30, 1998, respectively.

     Research and development expenses, net of capitalized development costs, decreased by approximately 25% in both the quarter and six months ended June 30, 1999 from expenditure levels in the same periods one year ago. This decrease was primarily due to expenditures in 1998 for the development of a Windows NT software platform, which was subsequently halted in the third quarter of 1998.

     Selling, general and administrative expenses decreased by approximately 40% and 46% in the quarter and six months ended June 30, 1999, respectively, from similar expenses in the same periods one year ago. The decreases were primarily due to (i) decreases in compensation and fringe benefit expenses due to fewer staff positions, and (ii) the reduction of travel and trade show expenses that resulted from sales activities as they were being facilitated in 1999 by the Company's parent, IVI Checkmate Inc.

Liquidity and Capital Resources

     For the six months ended June 30, 1999, the Company consumed net cash of approximately $450,000 of which approximately $360,000 was used for development costs and purchases of property and equipment, with the remainder used in operating activities. As the Company does not have a working capital line of credit with its bank, these activities were financed through additional funds borrowed from the Company's parent, IVI Checkmate Inc., and from existing cash balances. During the first six months of 1999, a total of $300,000 was borrowed from IVI Checkmate Inc., and the Company's cash balances decreased from $224,646 at December 31, 1998 to $74,476 at June 30, 1999.

     The Company is uncertain at this time whether its cash and working capital resources will be sufficient to fund operating requirements for the remainder of the year, which may result in additional borrowings from external resources.

Year 2000

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

     While the Company's Mainsail product was designed to be Year 2000 compliant, the operating systems that are used to compile the product in several customer locations currently are not compliant. The Company is currently working to port the product onto several Year 2000 compliant operating system platforms of customers. While the Company believes this project to be completed prior to the end of the year, any potential delays in the completion of the project this year may have a significant effect on future financial results.

     The Company also uses certain computer software programs in its internal operations, including applications used in product development, financial and business systems, and various administrative functions. Based on its review to date, management believes that all material systems will be compliant by the Year 2000 and that the cost to address the issues will not be material and will consist primarily of internal labor. The Company does not believe that any Year 2000 issues relating to internal systems will have a material adverse effect on its business, financial condition or results of operations. However, the Company cannot currently assess the cost of remedying problems which may result from the Year 2000 issues of others. Further, serious deficiencies which are not currently identified or fully understood may arise in the future and may have a material adverse impact on business, financial condition, and results of operations. (Please refer to Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the year ended December 31, 1998)

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits.  The following exhibits are filed as part of this report:
         ---------

         Exhibit 27 - Financial Data Schedule.



(b)      Reports on Form 8-K.
         --------------------

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               NATIONAL TRANSACTION NETWORK, INC.
                                           (Registrant)



Date: August 6, 1999          /s/   L. Barry Thomson
                              ------------------------------------------
                              L. Barry Thomson
                              Chief Executive Officer and Chairman
                              of the Board (Principal Executive Officer)



Date: August 6, 1999          /s/   L. Barry Thomson
                              -------------------------------------------
                              L. Barry Thomson
                              Chief Executive Officer and Chairman
                              of the Board (Principal Financial and
                              Accounting Officer)