Form 10-Q
period 1999-09-30
NATIONAL TRANSACTION NETWORK INC
filed 1999-11-12
CIK 315999

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 1999

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

                                --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x    No
                                       ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                         Outstanding at November 8, 1999
     -----------------------------              -------------------------------
     Common Stock, $0.15 par value                     3,325,468 shares

                       NATIONAL TRANSACTION NETWORK, INC.
                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 1999

                               Table of Contents
                               -----------------
                                                                          Page
PART I.  FINANCIAL INFORMATION                                           Number
                                                                         ------
Item 1   Financial Statements (Unaudited):

         Balance Sheets -
           September 30, 1999 and December 31, 1998                         3

         Statements of Operations -
           Three and Nine Months Ended September 30, 1999 and 1998          5

         Statements of Cash Flows -
           Nine Months Ended September 30, 1999 and 1998                    6

         Notes to Financial Statements - September 30, 1999                 7

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              8


PART II. OTHER INFORMATION

Item 5   Other Information                                                 10

Item 6   Exhibits and Reports on Form 8-K                                  10


SIGNATURES                                                                 11

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      NATIONAL TRANSACTION NETWORK, INC.
                                BALANCE SHEETS

                                    ASSETS

                                                                     September 30,   December 31,
                                                                         1999            1998
                                                                     ------------    ------------
                                                                      (Unaudited)
Current assets:
   Cash and equivalents                                              $    240,789    $    224,646
   Accounts receivable
     (net of allowance for doubtful accounts of $40,000
     at September 30, 1999 and December 31, 1998)                         854,118       1,028,009
   Accounts receivable - stockholder                                      152,141              --
   Inventory                                                              168,022         159,116
   Prepaid expenses                                                        50,154          48,977
                                                                       ----------     -----------
        Total current assets                                            1,465,224       1,460,748
                                                                       ----------     -----------

Property and equipment                                                  1,008,154         946,193
  Less: accumulated depreciation and amortization                        (852,060)       (791,915)
                                                                       ----------     -----------

        Property and equipment - net                                      156,094         154,278
                                                                       ----------     -----------
Other assets:
   Capitalized software development costs                                 625,557         133,717
   Purchased technology, net                                              208,603         255,853
   Deposits and other                                                      28,256          13,263
                                                                     ------------    ------------

            Total other assets                                            862,416         402,833
                                                                     ------------    ------------
    Total assets                                                     $  2,483,734    $  2,017,859
                                                                     ============    ============

                       See Notes to Financial Statements

                      NATIONAL TRANSACTION NETWORK, INC.
                                BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                     September 30,   December 31,
                                                                         1999           1998
                                                                     ------------    ------------
                                                                      (Unaudited)
Current liabilities:
   Accounts payable                                                  $    168,696    $    322,269
   Accounts payable - stockholder                                          76,824          66,503
   Accrued liabilities                                                    421,734         434,758
   Deferred revenue                                                       185,202         525,635
   Note payable to stockholder                                            850,000              --
   Current portion of capital lease                                            --           1,182
                                                                     ------------    ------------
        Total current liabilities                                       1,702,456       1,350,347

Convertible notes payable to stockholder                                2,339,184       2,256,257
                                                                     ------------    ------------
Total liabilities                                                       4,041,640       3,606,604
                                                                     ------------    ------------
Stockholders' Equity (Deficit)
   Preferred stock, $0.10 par value;
     authorized, 5,000,000 shares;
     none issued and outstanding                                               --              --
   Common stock, $0.15 par value; authorized, 20,000,000 shares;
    issued and outstanding, 3,325,468 shares at September 30, 1999
    and December 31, 1998                                                 498,827         498,827
   Additional paid-in capital                                          12,609,216      12,609,216
   Accumulated deficit                                                (14,665,949)    (14,696,788)
                                                                     ------------    ------------
        Total stockholders' equity (deficit)                           (1,557,906)     (1,588,745)
                                                                     ------------    ------------
Total liabilities and stockholders' equity (deficit)                 $  2,483,734    $  2,017,859
                                                                     ============    ============

                       See Notes to Financial Statements

                      NATIONAL TRANSACTION NETWORK, INC.
                           STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                      Three Months Ended           Nine Months Ended
                                         September 30,               September 30,
                                   ------------------------    -------------------------
                                      1999          1998          1999          1998
                                   ----------    ----------    ----------    -----------
REVENUE                            $1,207,257    $1,377,025    $3,747,816    $ 4,046,508
                                   ----------    ----------    ----------    -----------
COST AND EXPENSES:
   Cost of revenue                    595,829       917,944     2,149,712      2,469,164
   Research and development           276,495       286,477       659,652        799,517
   Selling, general and
      administrative                  251,342       446,119       803,900      1,470,984
   Impairment of capitalized
      software asset                       --       669,919            --        669,919
                                   ----------    ----------    ----------    -----------
        Total                       1,123,666     2,320,459     3,613,264      5,409,584
                                   ----------    ----------    ----------    -----------
INCOME (LOSS) FROM
   OPERATIONS                          83,591      (943,434)      134,552     (1,363,076)

OTHER EXPENSE:
   Interest expense, net              (12,690)      (39,535)     (103,713)      (120,364)
                                   ----------    ----------    ----------    -----------

NET INCOME (LOSS)                  $   70,901    $ (982,969)   $   30,839    $(1,483,440)
                                   ==========    ==========    ==========    ===========
Basic and Diluted Earnings
(Loss) Per Common Share            $     0.02    $    (0.30)   $     0.01    $     (0.45)
                                   ==========    ==========    ==========    ===========
Basic and Diluted Weighted
Average Number of Common Shares
Outstanding                         3,325,468     3,325,438     3,325,468      3,308,107
                                   ==========    ==========    ==========    ===========

                       See Notes to Financial Statements

                      NATIONAL TRANSACTION NETWORK, INC.
                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                      -------------------------
                                                                        1999           1998
                                                                      ---------     -----------
Operating activities:
   Net income (loss)                                                  $  30,839     $(1,483,440)

   Adjustment to net loss for non-cash items:
      Depreciation and amortization                                     107,395         121,164
      Interest on convertible subordinated note
         payable to stockholder                                              --         118,479
      Loss on sale of property                                               --          13,905
      Impairment of capitalized software development costs                   --         669,919
      Increase (decrease) in cash from:
         Accounts receivable                                             21,750         154,129
         Inventory                                                       (8,906)        590,461
         Prepaid expenses                                                (1,177)         10,577
         Other assets                                                   (14,993)         (1,700)
         Accounts payable - stockholder                                  10,321         (46,877)
         Accounts payable and accrued liabilities                       (83,670)        236,119
         Deferred revenue                                              (340,433)        231,653
                                                                      ---------     -----------
Net cash (used in) provided by operating activities                    (278,874)        614,389
                                                                      ---------     -----------
Investing activities:
   Purchases of property and equipment                                  (61,961)        (47,379)
   Proceeds from sale of equipment                                           --          11,898
   Acquisition of purchased technology                                       --        (313,555)
   Capitalization of software development costs                        (491,840)       (426,811)
                                                                      ---------     -----------
Net cash used in investing activities                                  (553,801)       (775,847)
                                                                      ---------     -----------
Financing activities:
   Proceeds from stock issued under stock option plan                        --          20,495
   Proceeds from note payable to stockholder                            850,000              --
   Proceeds from bank line of credit                                         --         100,000
   Repayment to bank line of credit                                          --        (100,000)
   Repayment of capital lease                                            (1,182)        (12,141)
                                                                      ---------     -----------
Net cash provided by financing activities                               848,818           8,354
                                                                      ---------     -----------

Net increase (decrease) in cash and equivalents                          16,143        (153,104)
Cash and equivalents, beginning of period                               224,646         457,857
                                                                      ---------     -----------

Cash and equivalents, end of period                                   $ 240,789     $   304,753
                                                                      =========     ===========

                       See Notes to Financial Statements

                      NATIONAL TRANSACTION NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                              September 30, 1999


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

2. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

4. For the quarters ended September 30, 1999 and 1998, the Company made inventory purchases from IVI Checkmate Corp. ("IVI Checkmate"), its parent company, totaling approximately $152,000 and $260,000, respectively. Accrued interest payable for the Company's Convertible Subordinated Notes Payable to IVI Checkmate totaled $189,184 at September 30, 1999.

5. The Company accounts for certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". It is the Company's policy to capitalize costs relating to the development of its products once technological feasibility has been achieved until the products are available for general release to customers, provided that the recoverability of such costs is reasonably assured through expected sales revenue less related selling expenses. Upon availability of products for general release to customers, all related capitalized development costs are amortized over a suitable period based on the products' estimated economic life. During the quarter ended September 30, 1999, the Company capitalized software development costs of approximately $42,000 for eN-Concert Enterprise (Mainsail) software development, thereby increasing total software development costs, net of amortization, to approximately $492,000 at September 30, 1999.

6. On July 20, 1999, the Company entered into an agreement with IVI Checkmate Corp. that will potentially result in the acquisition by IVI Checkmate Corp., through its wholly owned subsidiary IVI Checkmate Inc., of all of the shares of the Company's common stock that IVI Checkmate Inc. does not presently own. IVI Checkmate Inc. currently owns 2,726,440, or approximately 82.0%, of the Company's 3,325,468 shares of common stock outstanding. The agreement provides for the exchange of $0.30 worth of common stock of IVI Checkmate Corp. for each share of the Company's common stock. As of September 30, 1999, IVI Checkmate Corp. anticipates completion of this transaction in the fourth quarter of the current fiscal year or the first quarter of the next fiscal year, subject to approvals from regulatory authorities and the Company's stockholders.

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

Results of Operations

     Revenue for the quarter ended September 30, 1999 declined 10% to $1,207,257 compared to $1,337,025 for the quarter ended September 30, 1998. Revenue for the nine months ended September 30, 1999 declined 7% to $3,747,816 compared to $4,046,508 for the nine months ended September 30, 1998. The decline in revenues for both the quarter and nine months ended was the result of reduced product demands from a significant customer, following continuous large shipments in prior years. In 1999, shipments in the third quarter and nine months to this significant customer declined by 59% and 34%, respectively, compared to shipments made in the same periods in 1998. The Company was able to partially offset this decline with increasing customer demand for its Year 2000 software development services, which increased professional service revenues by 35% and 9% for the third quarter and nine months ended September 30, 1999, respectively.

     Gross margins as a percentage of revenue were 50.6% and 42.6% for the quarter and nine months ended September 30, 1999, respectively, compared to 33.3% and 39.0% for the quarter and nine months ended September 30, 1998, respectively. The significant improvements in margins for the quarter and nine months were primarily due to a shift in mix between hardware and software revenues. Lower margin hardware revenue accounted for approximately 42% and 48% of total revenue for the quarter and nine months ended September 30, 1999, respectively, compared to approximately 62% and 55% for the quarter and nine months ended September 30, 1998, respectively.

     Research and development expenses, net of capitalized development costs, for the quarter ended September 30, 1999 were consistent with expenditures recorded for the same period in 1998. Net expenditures for the nine months ended September 30, 1999 declined 17% from the same period in 1998, primarily due to expenditures in 1998 for the development of a Windows NT software platform, which was subsequently halted in the third quarter of 1998.

     Selling, general and administrative expenses decreased by approximately 44% and 45% in the quarter and nine months ended September 30, 1999, respectively, from similar expenses in the same periods one year ago. The decreases were primarily due to (i) decreases in compensation and fringe benefit expenses due to a reduction in the workforce, and (ii) a reduction of selling and trade show expenses as the Company benefited from joint sales effort with IVI Checkmate Inc., the Company's parent.

Liquidity and Capital Resources

     The Company is continually unable to generate sufficient revenues from operations to be self-sustaining. For the nine months ended September 30, 1999, the Company consumed net cash of approximately $833,000 of which approximately $554,000 was used for development costs and purchases of property and equipment, with the remainder used in operating activities. As the Company is unable to obtain a working capital line of credit with its bank or any other financial institution, these activities were financed primarily through additional funds borrowed from the Company's parent, IVI Checkmate Inc. During the first nine months of 1999, a total of $850,000 was borrowed from IVI Checkmate Inc. Additional borrowings may be likely as the Company does not have sufficient resources to fund operating requirements for the remainder of the year.

Year 2000

     The Company has developed a Year 2000 Readiness Plan that addresses three main areas: (1) the Company's software products; (2) third party technology systems; and (3) internal operating systems (including accounting, payables and invoicing operations). The Company believes it has appropriate plans in place to ensure a timely Year 2000 readiness.

     The latest versions of the Company's software products were designed to be "Year 2000 Compliant." The Company defines "Year 2000 Compliant" as the software product's ability to accurately process date and time data (including calculating, comparing, and sequencing) from, into, and between the years 1999 and 2000 and later, including calculating date and time data for leap years. In addition, the software product, when used in combination with other software, will accurately process date and time data if such other software properly exchanges date and time data with it.

     While the Company's Mainsail software product was designed to be Year 2000 compliant, several customer operating systems that are used to compile the product at the customer locations were not currently compliant. While the Company successfully ported its software product onto several Year 2000 compliant operating system platforms of customers, the Company's continued business activities will be dependent on the ability of its customers to ensure their operating systems are Year 2000 compliant. The inability of its customers to be Year 2000 compliant may have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company also uses certain computer software programs in its internal operations, including applications used in product development, financial and business systems, and various administrative functions. The Company's efforts, which consist of assurances received from manufacturers of such systems, or software utility programs to update affected systems, are substantially complete.

     Based on its review to date, management believes all material systems will be compliant by the Year 2000 and the cost to address the issues will not be material and will consist primarily of internal labor. The Company has not prepared a contingency plan as no information has come forth that would require such a plan to be formed. However, the Company will continue to assess the need for such a plan based on new information that may arise. The Company does not believe any Year 2000 issues relating to internal systems will have a material adverse effect on its business, financial condition or results of operations. However, the Company cannot currently assess the cost of remedying problems which may result from the Year 2000 issues of others. Further, serious deficiencies which have not been currently identified or fully understood may arise in the future and may have a material adverse impact on business, financial condition, and results of operations. (Please refer to Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the year ended December 31, 1998.)

PART II.  OTHER INFORMATION


Item 5. Other Information
        -----------------

     IVI Checkmate's acquisition for the remaining common shares outstanding of National Transactions Network, Inc., its 82%-owned subsidiary, that it does not currently own has been delayed as a result of regulatory reviews and approvals, which are taking longer than initially anticipated. The Company does not expect to complete this transaction until the fourth quarter of this fiscal year or the first quarter of the next fiscal year.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)     Exhibits.  The following exhibits are filed as part of this report:
        --------

        Exhibit 27 - Financial Data Schedule.


(b)     Reports on Form 8-K.
        -------------------

        The Company filed a Form 8-K on July 21, 1999 announcing it has entered into an agreement with IVI Checkmate Corp. that would potentially result in the acquisition by IVI Checkmate Corp., through its wholly owned subsidiary IVI Checkmate Inc., of all of the shares of the Company's common stock that IVI Checkmate Inc. does not presently own.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NATIONAL TRANSACTION NETWORK, INC.
                                       (Registrant)



Date:  November 8, 1999                /s/ L. Barry Thomson
                                       ------------------------------------
                                       L. Barry Thomson
                                       Chief Executive Officer and Chairman
                                       of the Board
                                       (Principal Executive Officer)



Date:  November 8, 1999                /s/ L. Barry Thomson
                                       ------------------------------------
                                       L. Barry Thomson
                                       Chief Executive Officer and Chairman
                                       of the Board
                                       (Principal Financial and Accounting
                                       Officer)