Form 10-K405
period 1999-12-31
NATIONAL TRANSACTION NETWORK INC
filed 2000-03-30
CIK 315999

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ________TO __________


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 2000: approximately $159,000 based on the average low bid and high asked prices on the over-the-counter market as reported on that date.

         Number of shares outstanding of registrant's common stock, $.15 par value, as of March 22, 2000: 3,325,468.

                      DOCUMENTS INCORPORATED BY REFERENCE:
             Portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

The Company and its Markets

         National Transaction Network, Inc., ("NTN" or the "Company") is engaged in designing, developing, integrating, marketing, and maintaining electronic payment systems for use in retail applications. NTN software products are used to perform some or all of the tasks involved in electronic payment transactions, including the collection of payment-related data at the point of sale, the secure transmission of this data to a processing computer, the authorization of the transaction, the collection of the completed transactions, and the processing of these transactions for accountability, funds management, and reporting reasons. NTN also provides support services relating to the deployment and on-going operation of these systems. NTN, organized as a Delaware Corporation, was a wholly-owned subsidiary of its predecessor company who was incorporated under Texas law on September 26, 1976. In March 1988, NTN succeeded its predecessor company in a reverse merger.

         In September 1996, International Verifact Inc. ("IVI"), a Canadian-based company, acquired beneficial ownership of approximately 84% of the outstanding common stock, $.15 par value, of the Company in a private transaction. IVI acquired such shares in exchange for IVI common shares having an aggregated market value of approximately $1,254,000. In June 1998, IVI and Checkmate Electronics, Inc. merged to form IVI Checkmate Corp. ("IVI Checkmate"). As a result of IVI Checkmate's majority ownership and controlling interest in NTN, NTN became a subsidiary of IVI Checkmate and its financial position and results of operations have been included in IVI Checkmate's consolidated financial position and results of operations since the date of acquisition.

         In January 1998, the Company purchased from BancTec USA, Inc. ("BancTec") the rights to certain software products and related customer software maintenance contracts and tangible assets used to support such contracts. The purchase price for these assets was based on 75% of the revenues derived by the Company from the software maintenance contracts acquired for the twelve-month period following the date of purchase. As the revenues from these software maintenance contracts approximated $400,000, the total purchase price paid to BancTec approximated $302,000.

         In September 1998, IVI Checkmate acquired Plourde Computing Services, Inc. ("Plourde"), an independent software vendor. At the time of the Plourde acquisition, NTN was in development of a payment application based on the Windows NT operating system. However, Plourde already had such a payment application that was already marketable, which IVI Checkmate has chosen as its NT software product to sell in the future. Consequently, management decided to abandon the Pinnacle NT development project and wrote off previously capitalized development costs that management had determined not to be recoverable.

         In December 1998, IVI transferred its ownership in NTN to IVI Checkmate Inc., another wholly-owned subsidiary of IVI Checkmate Corp.

         In July 1999, the Company and IVI Checkmate entered into an agreement that would result in the acquisition by IVI Checkmate, through its wholly owned subsidiary, IVI Checkmate Inc., of the remaining NTN shares that it did not own. IVI Checkmate, through IVI Checkmate Inc., currently owns approximately 82.0% of the Company's outstanding common stock. IVI Checkmate has not yet completed its proposed acquisition.

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

o Frequent Shopper Transactions. Retailers are rewarding their best customers by providing incentives to these and other customers to exhibit chain loyalty through frequent shopper and targeted marketing programs. EPS are being used to collect the customer history and to evaluate the effect of certain promotions on the recipients of these promotions.

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

Product Strategy

         NTN seeks to design host-based electronic payment systems together with the products of IVI Checkmate as a part of an end-to-end solution for certain niches in the retail industry. Components of an end-to-end electronic payment system may include transaction terminals and peripherals, software at the point of sale for originating transactions and communicating to other systems in the store, such as electronic cash registers, communications methodologies for transmitting the transactions to a processing computer, software for authorizing, processing, or re-routing the transactions to a service provider, and support services to ensure the smooth operation of these disparate parts. The Mainsail Retail Host Switch accepts those transactions from the store system and either authorizes them locally (in the case of checks and gift certificates) or routes them to a third party processor, bank or card association for approval. IVI Checkmate provides the payment peripherals and through its acquisition of Plourde, provides the in-store payment software.

         The Company's Mainsail(TM) Software product ("Mainsail"), which was acquired in the BancTec acquisition in January 1998, allows retailers to authorize and process such retailer's EFT transactions at their corporate office as opposed to utilizing the services of an outside, third party transaction processor. The Mainsail product enables retailers to centralize their check and EFT transaction authorizations thereby significantly reducing the retailer's costs of handling electronic payments by reducing their reliance on costly third party processors. By delivering both store and corporate level products, Mainsail will be used by IVI Checkmate as part of its end-to-end electronic payment solution that is marketed to multi-lane retailers.

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

         In 1998, NTN primarily marketed its products through a direct selling force. The Company's headquarters and regional sales offices provide the sales force with nationwide coverage. The sales force focused its efforts on supermarket retailers primarily, with additional efforts targeted at retailers in other industry segments and the field sales force of strategic partners of the Company. The direct sales force was supported by promotional plans including trade show exhibits, regional seminars, direct mail campaigns, and press coverage.

         In 1999, NTN primarily marketed its products in co-operation with its parent company, IVI Checkmate. In negotiating sales contracts, IVI Checkmate's direct sales force utilized NTN's in-house specialists to sell its Mainsail software product and its project management services. NTN also marketed its products through several indirect sales channels. These indirect channels influence the multi-lane retailer and EPS industries, including cash register vendors, supermarket wholesalers, third party networks, and dealers as well as other software developers.

Products

         NTN's Mainsail(TM) Software drives a retailer's corporate office-based, in-house electronic payments processing system. An open systems software application, Mainsail receives all of a retailer's electronic payment transactions routed to it from its store locations, distinguishes transaction type, and wherever applicable, re-routes transactions to the appropriate financial institution authorizer. Mainsail also maintains a relational database of customer transaction information against which it validates in-house transactions relating to check authorization and other retailer-sponsored programs. Retailers use this software to reduce fraudulent check activity and to enable expanded customer loyalty, gift certificate, and electronic marketing programs.

         NTN PINnacle(TM) Payment Systems is a family of standardized DOS-based products that provide retailers with the ability to accept electronic payments in a variety of operating environments. These payment systems work in conjunction with several aspects of a retailer's store environment including the type of store system (cash register) used, the routing of transactions for processing and the communications methods employed for transmitting financial transactions. In addition, a retailer may choose one of several models of electronic payment terminals on the market and may choose to control the payment process in-house using a retail host system. The PINnacle family was to expand to include a payment application based on the Windows NT operating platform, but the development was discontinued upon acquisition of Plourde by IVI Checkmate.

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

Customers

         NTN's customer base consists of large retail companies, principally in the supermarket industry, located throughout the United States. In 1999, Albertson's, Inc., a large supermarket, accounted for 41% of total revenue. No other customer accounted for more than 10% of total revenue.

Competition

         The multi-lane retail market niche has attracted other suppliers of competing products and services, some of whom have significantly greater financial and marketing resources than NTN and may develop products that are superior to NTN's products or that achieve greater customer acceptance. These suppliers include point-of-sale hardware vendors and EPS providers, system integrators, cash register vendors, and third party transaction processing organizations. It is the Company's objective to successfully compete against its competitors by focusing on the multi-lane retail market and providing the most appropriate and complete electronic payment system available. NTN distinguishes itself from its competitors through its system integration capabilities and its wide array of professional services available to its customers. NTN's success will depend on its ability to increase its market share of its targeted market segments and to sell additional products and services to existing customers. Competition expected to be encountered by the Company could result in pricing pressures and reduced margins, which could have a material effect on the Company's financial condition and results of operations in the future.

Development

         During the years ended December 31, 1999, 1998 and 1997, the Company incurred net research and development expenses of $928,311, $1,087,807 and $922,117, respectively, in connection with its existing and proposed software product development. Additionally, the Company wrote off in 1998 approximately $670,000 of previously deferred software development costs related to the discontinued Windows NT development. During 1999, 1998 and 1997, additional costs incurred for Mainsail development of $774,501, $133,717 and $0, respectively, were capitalized.

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

Employees

         As of December 31, 1999, the Company had 23 employees, the majority of whom were software engineers. As of March 22, 2000, the number of employees had not changed significantly.

ITEM 2. PROPERTIES.


         The Company's principal executive offices, located at 117 Flanders Road, Westborough, Massachusetts, are leased pursuant to a five-year lease executed in November 1996. The Company's occupancy under the lease began on February 8, 1997 and expires on February 7, 2002. Future rental costs are approximately $9,445 per month and $9,808 per month, for each of the last two years of the lease. The Company believes that the leased space of approximately 17,400 square feet is sufficient for the Company's operating needs. The Company also leases space for software development at 9455 Koger Boulevard, Suite 117, St. Petersburg, Florida, at a cost of approximately $2,980 per month. The lease expires on May 31, 2002. A sales office, located at 12200 East Briarwood Avenue, Englewood, Colorado, was closed in February 1999. Other employees of the Company, not located at the Company's executive offices, work out of home offices for which the Company incurs no rental expense.

ITEM 3. LEGAL PROCEEDINGS.

         The Company has no material legal proceedings at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the security holders in the quarter ended December 31, 1999.

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



                       1998                              High      Low
                       ----                              ----      ---

First quarter  ( 1/1 -  3/31)......................     $0.59     $0.48
Second quarter ( 4/1 -  6/30)......................     $0.56     $0.41
Third quarter  ( 7/1 -  9/30)......................     $0.56     $0.28
Fourth quarter (10/1 - 12/31)......................     $0.50     $0.28


                        1999                             High      Low
                        ----                             ----      ---

First quarter  ( 1/1 -  3/31).......................     $0.38     $0.28
Second quarter ( 4/1 -  6/30).......................     $0.32     $0.28
Third quarter  ( 7/1 -  9/30).......................     $0.31     $0.26
Fourth quarter (10/1 - 12/31).......................     $0.88     $0.27


         As of March 22, 2000, there were approximately 71 holders of record of the Company's common stock. The Company has not paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future. The Company anticipates that all earnings will be retained for development of the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA.

STATEMENT OF OPERATIONS DATA

                                                                  Years Ended December 31,
                                      1999            1998            1997             1996            1995
                                  ------------    ------------    ------------     -------------    ------------
Revenue                           $ 4,729,318     $ 5,051,077     $ 5,318,371      $ 5,013,023      $ 8,006,417
Cost of revenue                     2,894,192       3,092,997       3,039,908        2,609,901        4,593,041
                                  ------------    ------------    ------------     -------------    ------------
Gross margin                        1,835,126       1,958,080       2,278,464        2,403,122        3,413,376
Operating expenses                  1,753,867       3,598,210       2,689,930        3,038,245        3,518,522
                                  ------------    ------------    ------------     -------------    ------------
Income (loss) from operations          81,259      (1,640,130)       (411,466)        (635,123)        (105,146)

Other income (expense)               (252,404)       (165,599)        (37,297)          20,128           16,445
                                  ------------    ------------    ------------     -------------    ------------
Net loss                          $  (171,145)    $(1,805,729)    $  (448,763)     $  (614,995)     $   (88,701)
                                  ------------    ------------    ------------     -------------    ------------

Loss per common share:
(basic and diluted)                   $ (0.05)        $ (0.55)        $ (0.14)         $ (0.19)         $ (0.03)
                                  ============    ============    ============     =============    ============
Weighted average number of
common shares outstanding
 (basic and diluted)                3,325,468       3,312,494       3,254,055        3,248,606        3,248,606
                                  ============    ============    ============     =============    ============


BALANCE SHEET DATA

                                                                     As of December 31,
                                 1999                1998                 1997                 1996                 1995
                             ---------------    ----------------     ----------------     ----------------    -----------------
Working capital (deficit)    $  (493,698)         $   110,401          $ 1,155,167          $   427,353         $   997,032
Total assets                   2,133,893            2,017,859            2,638,768            2,161,092           2,344,698
Long-term liabilities          2,268,525            2,256,257            1,548,592               12,053                   -
Stockholders' equity
(deficit)                     (1,629,890)          (1,588,745)             196,486              634,250           1,249,245


Notes:

In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and has restated all periods presented to conform to the new presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company's business strategy focuses on the development and marketing of software products and professional services designed to address the electronic payment system needs of multi-lane retailers. Turnkey system solutions including customer-activated payment terminals, in-store controllers, point of sale system integration and transaction processing network interfaces are also provided to customers. These solutions enable retailers to automate payment transactions involving consumer debit (ATM) cards, bank and retailer issued credit cards, paper check authorization, electronic government benefits and electronic checks.

         NTN is unable to generate sufficient revenue from operations to sustain operations as a stand-alone entity, which results in significant risk and uncertainty with respect to NTN's ability to continue as a going concern. NTN's independent public accountants have included an explanatory paragraph in their report covering NTN's financial statements for the fiscal year ended December 31, 1999, expressing substantial doubt about NTN's ability to continue as a going concern.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         REVENUE. Total revenue for the year ended December 31, 1999 decreased 6% to $4,729,318 from $5,051,077 for the year ended December 31, 1998. The decrease in revenue was a combination of a 35% reduction in sales to the Company's major customer, which was offset by an increase in service contract orders for Year 2000 related projects.

         GROSS MARGIN. Gross margin as a percent of revenue was 39% for the year ended December 31, 1999, which was consistent with prior year's gross margin.

          SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by 55% to $827,024 from $1,840,484 in 1998. The decrease was primarily the result of cost savings incurred in sales expenses as the Company has shifted towards joint sales efforts with IVI Checkmate, its parent company.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by 15% to $928,311 from $1,087,807 in 1998. Research and development expenses were higher in 1998 as the Company was incurring costs in the development of its PINnacle NT product, which was subsequently terminated in September 1998.

         OTHER EXPENSES. Other expenses in 1999 and 1998 of $252,404 and $165,599, respectively, consisted primarily of net interest expense on the note payable and convertible subordinated notes payable to IVI Checkmate.

         No tax benefits were recorded in 1999 or 1998 due to the uncertainty of generating taxable income in the foreseeable future.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         REVENUE. Total revenue for the year ended December 31, 1998 decreased by 5% to $5,051,077 compared to $5,318,371 for the year ended December 31, 1997. The decrease in revenue was primarily due to a significant customer's decision to use another vendor's software while continuing to purchase hardware from NTN in 1998. The revenue derived from this customer accounted for approximately 59% of total revenue for the year ended December 31, 1998 compared to approximately 57% of total revenue for the year ended December 31, 1997. This decrease in revenue was partially offset by the maintenance revenue derived from the acquisition of the Mainsail software product.

         GROSS MARGIN. Gross margin as a percent of revenue was 39% for the year ended December 31, 1998 compared to 43% for the year ended December 31, 1997. The decrease in gross margin percentage was primarily due to a shift in mix between hardware, software, and professional services revenue. Higher margin software and professional services revenue accounted for approximately 45% of total revenue for the year ended December 31, 1998 compared to approximately
47% for the year ended December 31, 1997.

          SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by 4% to $1,840,484 in 1998 compared to $1,767,813 in 1997. The increase was primarily the result of increased costs of $56,475 resulting from the addition of staff positions necessitated by the acquisition of the Mainsail product from BancTec and increased sales travel costs of $24,029.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by 18% to $1,087,807 for the year ended December 31, 1998 compared to $922,117 for the year ended December 31, 1997. The increase resulted from costs incurred in the amount of $197,780 for the use of an outside contractor needed to support the Mainsail switch product development and additional salary and benefit expenses in the amount of $22,280 for development and quality assurance engineers added in the fourth quarter of 1998. These increases, which were partially capitalized as mentioned above, were partially offset by lower recruiting expenses than in the year ended December 31, 1997.

         IMPAIRMENT OF CAPITALIZED SOFTWARE ASSETS. Due to IVI Checkmate's acquisition of Plourde Computer Services, Inc. in September 1998, management abandoned its PINnacle NT development project as Plourde had a competing product which was chosen by IVI Checkmate as the NT software product that it would sell in the future. As a result, the costs capitalized for the PINnacle NT project, totaling $669,919, were determined by management to not be recoverable. Accordingly these costs were written off in 1998.

         OTHER EXPENSES. Other expenses in 1998 and 1997 of $165,599 and $37,297, respectively, consisted primarily of interest expense on convertible subordinated notes payable to IVI Checkmate.

         No tax benefits were recorded in 1998 or 1997 due to the uncertainty of generating taxable income in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

         NTN is unable to generate sufficient revenue from operations to sustain operations as a stand-alone entity and, due in part to an inability to borrow on its own account, is critically short of cash to fund its operations. NTN has a working capital deficit of $493,698. The ability of NTN to operate as a going concern in the near future depends upon the consummation of its acquisition by IVI Checkmate. There can be no assurance that this transaction will be ultimately completed. If this transaction is unable to be completed for whatever reason, NTN may not be able to continue operations beyond the current year. No assurance can be provided as to when or if the acquisition of NTN by IVI Checkmate will be completed. Pursuant to the terms of the merger agreement, because the acquisition of NTN by IVI Checkmate was not completed before September 30, 1999, the merger agreement may be terminated by NTN or IVI Checkmate.

         Should NTN determine that it is no longer in the best interest of its stockholders to continue operations, the ability of NTN to fund an orderly disposition of assets, pay off its then outstanding liabilities and return any remaining cash to its stockholders will be limited by the amount of working capital then on hand, if any.

         Net cash provided by (used for) operating activities for the years ended December 31, 1999, 1998 and 1997 were $(192,934), $11,481 and $(855,717), respectively. The fluctuations in each year were the result of the timing and magnitude of sales, which affected the levels of accounts receivable, inventory and accounts payable balances.

         Net cash used in investing activities totaled $816,997, $900,229 and $428,177 for the years ended December 31, 1999, 1998 and 1997, respectively. Capital equipment expenditures, principally for computer, test and sales demonstration equipment, accounted for $42,496, $81,164 and $141,949, of these amounts in 1999, 1998 and 1997, respectively. Software development costs accounted for the balance of net cash used in investing activities in 1999, 1998 and 1997.

         Net cash provided by financing activities totaled $848,818, $655,540, and $1,475,703 in 1999, 1998 and 1997, respectively, primarily from cash advances from IVI Checkmate in 1999 and from the issuance of convertible subordinated notes payable in 1998 and 1997 to IVI Checkmate.

         On August 18, 1997, the Company entered into a Convertible Subordinated Note Purchase Agreement (the "Note Agreement") with IVI Checkmate whereby the Company may, from time to time, issue and sell to IVI Checkmate, and IVI Checkmate agrees to purchase, the Company's Convertible Subordinated Notes (the "Notes"), up to an aggregate principal amount of $1,000,000. On October 31, 1997 and December 31, 1998, the aggregate principal amount of Notes which can be issued by the Company under the Note Agreement was increased to $2,000,000 and $2,500,000, respectively, in order to cover additional anticipated working capital needs of the Company. The Notes have a five-year term, bear interest at a rate per annum equal to the prime rate plus 2%, are secured by the Company's assets, and are subordinate to the Company's working capital line of credit. The Notes are convertible into the Company's common stock, $.15 par value, at any time in accordance with the terms of the Note Agreement, however the conversion price per share shall be equal to no less than the fair market value as determined in the Note Agreement. Additionally, the Notes are subject to certain registration rights in the event that the Company determines to register additional shares of common stock, $.15 par value, under the Securities Act. Interest payments on the Notes are deferred until maturity.

         On September 19, 1997 and November 24, 1997, the Company issued Notes to IVI Checkmate in the principal amounts of $400,000 and $1,100,000, respectively. During 1998, the Company was advanced additional funding under the Note Agreement from IVI Checkmate in the amount of $650,000. Interest payable on the Notes totaled $118,525 at December 31, 1999.

         In 1999, the Company was unable to secure a working capital line of credit with its bank. IVI Checkmate, however, provided the Company with cash advances totaling $850,000 to fund the Company's working capital requirements. The Company will require additional funding in 2000 in order to continue operations. While the Company has been dependent on its parent, IVI Checkmate, for its funding requirements, there is no assurance that such funding from IVI Checkmate may be available.

ACQUISITION OF COMPANY'S COMMON STOCK

         In September 1996, IVI Checkmate acquired approximately 84% of the Company's outstanding common stock in a private transaction valued at approximately $1,254,000. Having acquired majority ownership and effective control, NTN then became a subsidiary of IVI Checkmate.

         On July 21, 1999, the Company and IVI Checkmate entered into an agreement that would result in IVI Checkmate, through its wholly owned subsidiary, IVI Checkmate Inc., acquiring the remaining NTN common shares that it did not own. IVI Checkmate Inc. currently owns approximately 82.0% of the Company's outstanding common stock. IVI Checkmate anticipates completion of this proposed transaction in the second quarter of 2000.

         IVI Checkmate is engaged in the design, development, and sale of electronic payment solutions for retailers, financial institutions, governments, and other businesses in the United States, Canada and internationally. IVI Checkmate's hardware and software products include point-of-sale debit/credit/EFT/EBT terminals, check readers, signature capture devices, smart card readers, check encoders, and secure PIN (personal identification number) entry devices.

YEAR 2000

In late 1999, we completed all of the necessary Year 2000 testing and remediation of our products and internal systems. As a result of those efforts, we did not experience any significant disruptions in our information technology and non-information technology systems and believe our systems successfully responded to the Year 2000 date change. Furthermore, we are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. The total costs incurred by us to prepare for the Year 2000 date change were not significant to our financial results. Although it remains possible that Year 2000 related problems could still arise, we do not feel it necessary to implement any additional procedures throughout the year 2000 to monitor any latent Year 2000 problems that may arise.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". This bulletin summarizes certain views of the SEC's accounting staff on applying generally accepted accounting principals to revenue recognition in financial statements. The staff believes revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. We believe our current revenue recognition policy complies with the Commission's guidelines. This bulletin is effective beginning the second quarter ending June 30, 2000.

         In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which was issued in June 1998. SFAS 137 defers the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. We have not used derivative instruments and we do not expect the adoption of SFAS 133 to have a material impact on our financial position or results of operations.

         In December 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends SOP 97-2, "Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 97-2") to require recognition of revenue using the "residual method" in circumstances outlined in SOP 98-9. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP 98-9 is effective for transactions entered into in fiscal years beginning after March 15, 1999. We do not expect the adoption of SOP 98-9 to have a significant impact on our financial position or results of operations.


CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

         The Company does not provide forecasts of the future financial performance of the Company. The forward-looking statements in this Form 10-K including, without limitation, statements regarding management's plans and objectives for future operations, and product plans and performance are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results of operations and financial condition have varied and may in the future differ materially from those contained in forward-looking statements contained herein. The Company's future results remain difficult to predict and depend on factors including, without limitation, fluctuations in quarterly results, dependence on large customers, dependence on principal products, rapid technological changes, potential for new product delays and defects, competition and competitive pricing pressures, and fluctuations in economic and market conditions. Because of these and other factors, past financial performance should not be considered an indication of future performance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's Convertible Subordinated Note Agreement provides for borrowings that bear interest at variable rates based on the prime rate. The Company had $2,150,000 of borrowing outstanding pursuant to the Note Agreement as of December 31, 1999, in addition to cash advances received of $850,000. The Company believes that the effect of short-term changes in interest rates will not have a material adverse effect on the Company's financial position, results of operations and cash flows.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Please refer to pages F-1 through F-17 and S-1.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         For the year ended December 31, 1999, there were no changes in and disagreements with accountants on accounting and financial disclosure.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON 8-K.

(a) The following financial statements, notes thereto and independent auditors' report are filed as part of this report:

      (1)      Financial Statements:

               Report of Independent Auditors-Ernst & Young LLP
               Independent Auditors' Report-Deloitte & Touche LLP
               Balance Sheets
               Statements of Operations
               Statements of Stockholders' Equity (Deficit)
               Statements of Cash Flows
               Notes to Financial Statements

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

Form 10-K
Exhibit                                                                               consecutive
Number                          Exhibit                                               page number
------                          -------                                               -----------
2                     Asset Purchase Agreement between the Company and
                      BancTec USA, Inc.
                      dated January 10, 1998                                           see  note (14)

2.1                   Agreement and Plan of Merger among National
                      Transaction Network, Inc., IVI Checkmate Corp.,
                      IVI Checkmate Inc. and NTN Merger Corp.                          see note (15)

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

10(r)                 Form of the Director Stock Option Agreement
                      for the 1993 Director Stock Option Plan                          see note (10)

10(s)                 Form of the Director Stock Option Agreement
                      for the 1995 Director Stock Option Plan                          see note (11)

10(t)                 Industry Remarketer Agreement between the
                      Company and International Business Machines
                      Corporation dated June 3, 1996                                   see note (12)

10(u)                 Lease Agreement between the Company and
                      Aetna Real Estate Associates, L.P. dated
                      November 8, 1996                                                 see note (12)

23.1                  Consent of Ernst & Young LLP

23.2                  Consent of Deloitte & Touche LLP


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

 (15) Exhibit is incorporate by reference to the Exhibits to the Form 10-Q for the fiscal quarter ended September 30, 1999.

(b)   Reports on Form 8-K:

      There were no reports filed for the quarter ended December 31, 1999.

(c)   Exhibits:

      The Company hereby files as part of this Form 10-K the exhibits listed in
      Item 14(a) (3) above.

(d)   Financial Statement Schedules:

      The Company hereby files as part of this Form 10-K in Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NATIONAL TRANSACTION NETWORK, INC.


March 29, 2000                  By: /s/  L. Barry Thomson
                                    ---------------------

                                    L. Barry Thomson, Chief Executive
                                    Officer, and Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 29, 2000
                                 ---------------------

                                 Gregory A. Lewis, Chief Operating Officer,
                                 President
                                 (Principal Executive Officer)


March 29, 2000                   /s/  L. Barry Thomson
                                 ---------------------

                                 L. Barry Thomson, Chief Executive Officer, and Chairman of the Board
                                 (Principal Executive and Financial Officer)



March 29, 2000                   /s/  Christopher F. Schellhorn
                                 ------------------------------

                                 Christopher F. Schellhorn, Director



March 29, 2000                   /s/  George C. Whitton
                                 ----------------------
                                 George C. Whitton, Director

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


                                                                      Page
                                                                      ----


Report of Independent Auditors - Ernst & Young LLP                    F-1

Independent Auditors' Report - Deloitte & Touche LLP                  F-2

Balance Sheets as of December 31, 1999 and 1998                       F-3

Statements of Operations for the Years Ended                          F-4
         December 31, 1999, 1998, and 1997

Statements of Stockholders' Equity (Deficit) for the Years            F-5
         Ended December 31, 1999, 1998, and 1997

Statements of Cash Flows for the Years Ended                          F-6
         December 31, 1999, 1998, and 1997

Notes to Financial Statements                                         F-7-15

Schedule II - Valuation and Qualifying Accounts                       S-1

                         Report of Independent Auditors

The Board of Directors and Stockholders
National Transaction Network, Inc.

We have audited the accompanying balance sheets of National Transaction Network, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the 1998 and 1999 data in the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Transaction Network, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the 1999 and 1998 basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements and schedule have been prepared assuming that National Transaction Network, Inc. will continue as a going concern. As more fully described in Note 1, the Company is dependent on IVI Checkmate Corp. to provide financial support. IVI Checkmate Corp. is not obligated to provide this support through 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements and schedule do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                     ERNST & YOUNG LLP

Atlanta, Georgia
February 15, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of National Transaction Network, Inc.

We have audited the accompanying statements of operations, stockholders' equity (deficit), and cash flows of National Transaction Network, Inc. (the "Company") for the year ended December 31, 1997. Our audit also included the financial statement schedule listed in Item 14(a)(2) as it relates to the year ended December 31, 1997. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for year ended December 31, 1997 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule as it relates to the year ended December 31, 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 17, 1998

                       NATIONAL TRANSACTION NETWORK, INC.

                                 BALANCE SHEETS

                                                                                 DECEMBER 31
                                                                       --------------------------------
                                                                            1999              1998
                                                                       -------------      -------------
ASSETS
Current assets
   Cash and cash equivalents                                           $     63,533       $    224,646
   Accounts receivable, less allowance of $40,000
      at December 31, 1999 and 1998                                         627,433          1,028,009
   Accounts receivable from stockholder                                     262,116                  -
   Inventories                                                                    -            159,116
   Prepaid expenses                                                          48,478             48,977
                                                                       -------------      -------------
Total current assets                                                      1,001,560          1,460,748

Property and equipment:
   Furniture and fixtures                                                   116,139            144,377
   Machinery and equipment                                                  158,666            801,816
                                                                       -------------      -------------
                                                                            274,805            946,193
   Less: accumulated depreciation                                          (159,450)          (791,915)
                                                                       -------------      -------------
   Net property and equipment                                               115,355            154,278
Capitalized software development costs, net of accumulated
   amortization of $97,936 and $0 at December 31, 1999
   and 1998, respectively                                                   810,282            133,717
Purchased technology, net of accumulated amortization
   of $120,702 and $57,702 at December 31, 1999 and 1998,
   respectively                                                             192,853            255,853
Deposits and other                                                           13,843             13,263
                                                                       -------------      -------------
Total assets                                                           $  2,133,893       $  2,017,859
                                                                       -------------      -------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Accounts payable                                                    $     25,967       $    322,269
   Accounts payable to stockholder                                          221,637             66,503
   Accrued liabilities                                                      234,273            434,758
   Deferred revenue                                                         163,381            525,635
   Notes payable to stockholder                                             850,000                  -
   Current portion of capital lease obligations                                   -              1,182
                                                                       -------------      -------------
Total current liabilities                                                 1,495,258          1,350,347

Convertible subordinated notes payable to stockholder                     2,268,525          2,256,257
                                                                       -------------      -------------
                                                                          3,763,783          3,606,604
                                                                       -------------      -------------
Stockholders' deficit
   Preferred stock, $0.10 par value
       Authorized - 5,000,000 shares; none issued
   Common stock, $0.15 par value
       Authorized - 20,000,000 shares
       Issued and outstanding - 3,325,468 at
          December 31, 1999 and 1998                                        498,827            498,827
   Additional paid-in capital                                            12,739,216         12,609,216
   Accumulated deficit                                                  (14,867,933)       (14,696,788)
                                                                       -------------      -------------
Total stockholders' deficit                                              (1,629,890)        (1,588,745)
                                                                       -------------      -------------
                                                                       $  2,133,893       $  2,017,859
                                                                       -------------      -------------

See notes to financial statements

                       NATIONAL TRANSACTION NETWORK, INC.

                            STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31
                                                        -----------------------------------------------
                                                           1999              1998             1997
                                                        ------------      ------------     ------------
Revenue:
   Systems and equipment                                $ 2,307,754       $ 2,793,917      $ 2,828,153
   Software and services                                  2,421,564         2,257,160        2,490,218
                                                        ------------      ------------     ------------
      Total revenue                                       4,729,318         5,051,077        5,318,371

Costs of revenue:
   Systems and equipment                                  1,650,605        2,363,572         2,501,912
   Software and services                                  1,243,587          729,425           537,995
                                                        ------------      ------------     ------------
Gross margin                                              1,835,126        1,958,080         2,278,464

Expenses:
   Selling, general and administration                      825,556        1,840,484         1,767,813
   Research and development                                 928,311         1,087,807          922,117
   Impairment of capitalized software assets                      -           669,919                -
                                                        ------------      ------------     ------------
      Total expenses                                      1,753,867         3,598,210        2,689,930
                                                        ------------      ------------     ------------

Income (loss) from operations                                81,259        (1,640,130)        (411,466)
                                                        ------------      ------------     ------------

Other income (expense):
   Interest expense                                        (252,530)         (165,734)         (39,143)
   Interest income                                              126               135            1,846
                                                        ------------      ------------     ------------
      Total other income (expense)                         (252,404)         (165,599)         (37,297)
                                                        ------------      ------------     ------------

Net loss                                                $  (171,145)      $(1,805,729)     $  (448,763)
                                                        ------------      ------------     ------------

Basic and diluted loss per common share                 $     (0.05)      $     (0.55)     $     (0.14)
                                                        ------------      ------------     ------------

Weighted average number of common shares
   outstanding (basic and diluted):                       3,325,468         3,312,494        3,254,055
                                                        ------------      ------------     ------------

   See notes to financial statements.

                       NATIONAL TRANSACTION NETWORK, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                              Additional                             Total
                                           Shares                              Paid-in         Accumulated       Stockholders'
                                           Issued           Amount             Capital           Deficit       Equity (Deficit)
                                           ------           ------             -------           -------       ----------------

Balance at January 1, 1997               3,248,606      $   487,291        $ 12,589,255      $(12,442,296)     $    634,250
   Net loss                                      -                -                   -          (448,763)         (448,763)
   Exercise of stock options                24,556            3,683               7,318                 -            11,001
                                      ----------------- ------------------ ----------------- ----------------- ------------------

Balance at December 31, 1997             3,273,162          490,974          12,596,573       (12,891,059)          196,488
   Net loss                                      -                -                   -        (1,805,729)       (1,805,729)
   Exercise of stock options                52,306            7,853              12,643                 -            20,496
                                      ----------------- ------------------ ----------------- ----------------- ------------------

Balance at December 31, 1998             3,325,468          498,827          12,609,216       (14,696,788)       (1,588,745)
   Net loss                                      -                -                   -          (171,145)         (171,145)
   Accrued interest forgiven                     -                -             130,000                 -           130,000
                                      ----------------- ------------------ ----------------- ----------------- ------------------

Balance at December 31, 1999             3,325,468      $   498,827        $ 12,739,216      $(14,867,933)     $ (1,629,890)
                                      ----------------- ------------------ ----------------- ----------------- ------------------


See notes to the financial statements.

                       NATIONAL TRANSACTION NETWORK, INC.

                            STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31
                                                           ---------------------------------------------
                                                               1999            1998             1997
                                                           ------------    ------------     ------------
OPERATING ACTIVITIES
Net loss                                                   $  (171,145)    $(1,805,729)     $  (448,763)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
        Depreciation and amortization                          242,355         160,465          134,949
        Interest on convertible subordinated notes payable
            to stockholder                                     130,000          82,049           24,208
        Loss on sale of property and equipment                       -          13,905                -
        Write-off of capitalized software development costs          -         669,919                -

        Increase (decrease) in cash from:
             Accounts receivable                               400,577        (242,412)         620,516
             Accounts receivable from stockholder             (262,116)              -                -
             Inventories                                       159,116         595,803         (521,329)
             Prepaid expenses                                      (81)          2,905          (16,820)
             Accounts payable and accrued liabilities         (445,014)        310,363         (357,193)
             Accounts payable to stockholder                   155,134        (252,355)         223,571
             Deferred revenue                                 (401,760)        476,568         (514,856)
                                                           ------------    ------------     ------------
Net cash provided by (used in) operating activities           (192,934)         11,481         (855,717)
                                                           ------------    ------------     ------------

INVESTING ACTIVITIES
Purchase of property and equipment                             (42,496)        (81,164)        (141,949)
Capitalization of software development costs                  (774,501)       (517,408)        (286,228)
Proceeds from sale of property and equipment                         -          11,898                -
Acquisition of purchased technology                                  -        (313,555)               -
                                                           ------------    ------------     ------------
Net cash used in investing activities                         (816,997)       (900,229)        (428,177)
                                                           ------------    ------------     ------------

FINANCING ACTIVITIES
Proceeds from notes payable to stockholder                     850,000               -                -
Repayment of capital lease obligation                           (1,182)        (14,956)         (35,298)
Proceeds from exercises of stock options                             -          20,496           11,001
Proceeds from convertible subordinated notes payable
   to stockholder                                                    -         650,000        1,500,000
Proceeds from bank line of credit                                    -         100,000          700,000
Repayment of bank line of credit                                     -        (100,000)        (700,000)
                                                           ------------    ------------     ------------
Net cash provided by financing activities                      848,818         655,540        1,475,703
                                                           ------------    ------------     ------------

Net increase (decrease) in cash and cash equivalents          (161,113)       (233,208)         191,809
Cash and cash equivalents at beginning of year                 224,646         457,854          266,045
                                                           ------------    ------------     ------------
Cash and cash equivalents at end of year                   $    63,533     $   224,646      $   457,854
                                                           ------------    ------------     ------------

Supplemental Disclosure of Cash Flow Information
     Cash paid for interest                                $    22,704     $     2,249      $    14,740
                                                           ------------    ------------     ------------

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

In September 1996, International Verifact, Inc. ("IVI") acquired beneficial ownership of approximately 84% of the outstanding common stock of the Company. In June 1998, International Verifact Inc. and Checkmate Electronics, Inc. merged to form IVI Checkmate Corp. ("IVI Checkmate"), one of the largest electronic payment solutions providers in North America. In recent years, the Company had relied on IVI Checkmate to finance its operations.

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

As shown in the financial statements, the Company incurred net losses of $171,145, $1,805,729 and $448,763 for the years ended December 31, 1999, 1998 and 1997, respectively, and has an accumulated deficit of $14,867,933 at December 31, 1999. Furthermore, the Company used cash flows of approximately $193,000 for operating activities and must continually borrow funds in order to finance its operations. In 1999, borrowings totaling $850,000 from IVI Checkmate have enabled the Company to meet its obligations during 1999. The Company will not be able to depend solely on its remaining cash balance at December 31, 1999 of $63,533 to meet its obligations during 2000, which raises substantial doubt about the Company's ability to continue as a going concern. The Company may seek additional financing from its significant stockholder or a third party. It is not possible to predict the outcome of the Company's efforts and there is no assurance that the Company will be successful in increasing revenues, obtaining financing and continuing operations.

On September 29, 1998, IVI Checkmate acquired Plourde Computing Services. Inc. ("Plourde"). This independent software company has a Windows NT-based payments application which made the Company's development of its PINnacle NT platform product redundant, as the potential market for the Company's Windows NT platform would have been usurped by Plourde during that period of time the Company still required to complete development of its Windows NT product.

In January 1998, the Company purchased the rights to certain software products from BancTec USA, Inc. ("BancTec"). Also included in the purchase were certain customer software maintenance contracts and tangible assets to support such contracts. The Mainsail software product, acquired from BancTec, allows the retailer to control their electronic payments through owning a local host payment switch thereby reducing their costs of accepting electronic payments. The Mainsail product, in conjunction with its relationship with IVI Checkmate, allows the Company to offer to retailers complete end-to-end payment solutions.

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

REVENUE RECOGNITION - The Company generates revenue from reselling hardware terminals and peripherals, and in providing software and services.

Hardware revenues are recognized normally upon shipment when title and risk of ownership has transferred. The Company does provide a ninety-day warranty that hardware products are free from defects. Estimated warranty costs are recorded when revenue is recognized.

Software and services consist of software application projects, software licenses, maintenance contracts and other services. Revenues from software application projects are generally under fixed-price contracts recognized using the percentage-of-completion method over the implementation method. Percentage of completion is determined using the number of hours incurred as compared to the total estimated number of hours to complete the project. Software license fees under agreements which do not require significant customization or modification are recognized upon delivery and acceptance when there is persuasive evidence of an arrangement and the fee is fixed and determinable and considered collectible. Maintenance revenue is recognized ratably over the life of the maintenance contract. Other service revenue is recognized as the related service is performed.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets which range from three to five years. Depreciation expense was $81,418, $106,428 and $135,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

CAPITALIZED SOFTWARE COSTS - Costs incurred to establish the technological feasibility of software products are research and development expense and are charged to expense as incurred. The Company capitalizes costs incurred between the point of establishing technological feasibility and general release when such costs are material. For the years ended December 31, 1999, 1998 and 1997, the Company capitalized software costs of $774,501, $517,408 and $286,228, respectively.

LONG-LIVED ASSETS - The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no material impairment existed at December 31, 1999.

                       NATIONAL TRANSACTION NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION - The Company has elected to follow accounting rules under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for employee stock options. The pro forma effect on the accompanying statements of operations for reporting under FASB Statement No. 123 is presented in Note 4.

LOSS PER COMMON SHARE - Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding. Diluted loss per common share is equal to basic net loss per common share as the assumed exercise of options or conversion of the convertible subordinated notes payable to stockholder were considered anti-dilutive for the years ended December 31, 1999, 1998 and 1997.

INCOME TAXES - The Company follows the liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rate is recognized in income in the period that includes the enactment date.

RECENTLY ISSUED ACCOUNTING STANDARDS - In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the staff on applying generally accepted accounting principals to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. We believe that our current revenue recognition policy complies with the Commission's guidelines. This bulletin is effective beginning the second quarter ending June 30, 2000.

In June 1999, the Financial Accounting Standards Board issues SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS NO. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998. SFAS No. 137 defers the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. We have not used derivative instruments and we do not expect the adoption of SFAS No. 133 to have a material impact on our financial position or results of operations.

                       NATIONAL TRANSACTION NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARD (CONTINUED) - In December 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends SOP 97-2 to require recognition of revenue using the "residual method" in circumstances outlined in SOP 98-9. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP 98-9 is effective for transactions entered into in fiscal years beginning after March 15, 1999. We do not expect the adoption of SOP 98-9 to have a significant impact on our financial position or results of operations.

2. NOTE PAYABLE TO STOCKHOLDER

In 1999, the Company was unable to obtain a working capital line of credit with its bank. To fund its operating cash requirements for 1999, it was necessary for the Company to borrow funds from its significant stockholder, IVI Checkmate, that totaled $850,000 which remained outstanding as at December 31, 1999. The note bears interest at a rate per annum equal to prime rate plus 2% with interest payable monthly and the principal repayable on demand.

3. CONVERTIBLE SUBORDINATED NOTES PAYABLE TO STOCKHOLDER

On August 18, 1997, the Company entered into a Convertible Subordinated Note Purchase Agreement (the "Note Agreement") with IVI Checkmate. Under this Note Agreement, the Company may, from time to time, issue and sell to IVI Checkmate Convertible Subordinated Notes (the "Notes") up to an aggregate amount of $2,000,000. The Notes outstanding have a five-year term, bear interest at a rate per annum equal to the prime rate plus 2% (9.75% at December 31, 1999), are secured by the Company's assets. Interest payments on the Notes are deferred until maturity.

The Notes are convertible into the Company's common stock at any time, at the option of the holder, in accordance with the terms of the Note Agreement. The conversion price shall be equal to no less than the fair market value. The Notes are also subject to certain registration rights in the event that the Company determines to register additional shares of common stock.

Notes issued in each of the years ended December 31, 1999, 1998 and 1997 were $0, $650,000 and $1,500,000, respectively. Interest expense of approximately $220,000 and $165,000 was recorded under these Notes in 1999 and 1998, respectively,and the accrued interest payable was $118,525 and $106,248 at December 31, 1999 and 1998, respectively. Interest of $130,000 accrued in 1999 was forgiven by the parent company and has been recorded as a contribution to capital.

                       NATIONAL TRANSACTION NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. STOCK OPTIONS

Stock Option Plan - The Company's 1988 Stock Option Plan (the "Plan") provides for the granting of incentive stock options to employees at exercise prices not less than fair market value at the date of grant. Options granted become exercisable in varying annual installments, and the period within which any option may be exercised cannot exceed ten years from the date of the grant. At December 31, 1999, 246,694 options to purchase shares of the Company's common stock were outstanding. No further options were available for future grant under this Plan effective March 25, 1998, the tenth anniversary of the inception of the Plan.

Director Stock Option Plans - Under the Company's 1995 and 1993 Directors Stock Option Plans (the "Director Plans"), non-qualified options to purchase up to a maximum of 320,000 shares of common stock may be granted to members of the Board of Directors (the "Board"). The exercise price of the options may not be less than fair market value on the date of grant. Options under the Director Plans become exercisable upon grant and continue for the period determined by the Board but may not exceed ten years. As of December 31, 1999, 88,332 options to purchase shares of the Company's common stock were outstanding, with an additional 226,666 shares were available for grant under the Director Plans.

The following table summarizes option activity for 1997, 1998 and 1999.

                                                                                            Weighted
                                                       Number of                             Average
                                                        Options        Exercisable          Exercise
                                                        Granted          Options              Price

Outstanding at January 1, 1997                          622,380           270,601            $  0.50
Granted                                                  63,000                              $  0.64
Exercised                                               (24,556)                             $  0.45
Forfeited                                               (13,195)                             $  0.55
                                                   -----------------

Outstanding at December 31, 1997                        647,629           393,258            $  0.51
Granted                                                 108,000                              $  0.49
Exercised                                               (52,306)                             $  0.40
Forfeited                                              (193,491)                             $  0.42
                                                   -----------------

Outstanding at December 31, 1998                        509,832           336,430            $  0.53
Granted                                                  15,000                              $  0.28
Forfeited                                              (189,806)                             $  0.49
                                                   -----------------

Outstanding at December 31, 1999                        335,026           293,025            $  0.54
                                                   -----------------

                       NATIONAL TRANSACTION NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. STOCK OPTIONS (CONTINUED)

The following table summarizes options at December 31, 1999:


                                                OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                   --------------------------------------------- --------------------------
                                                  WEIGHTED         WEIGHTED                     WEIGHTED
                                     NUMBER        AVERAGE         AVERAGE          NUMBER       AVERAGE
                                        OF        EXERCISE       CONTRACTUAL          OF        EXERCISE
RANGE OF EXERCISE PRICE              OPTIONS        PRICE        LIFE (YEARS)       OPTIONS       PRICE
                                   ------------------------------------------------------------------------
 $0.22 - $0.44                       254,694        $0.39            5.76           242,693       $0.39
 $0.56 - $0.83                        67,000        $0.63            7.75            37,000       $0.64
 $3.00                                13,332        $3.00            2.67            13,332       $3.00

The Company follows the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to account for its stock option plans and, accordingly, compensation cost is recognized in the statements of operations for the stock plan to the extent the options are granted at prices below fair market value. The Company adopted SFAS 123, which requires certain disclosures about stock-based employee compensation arrangements. SFAS 123 requires pro forma disclosure of the impact on net income and earnings per share if the fair market value method defined in SFAS 123 had been used. The fair value for options granted in 1999, 1998 and 1997 was estimated at the date of grant using a Black-Scholes option pricing valuation model for options granted with the following weighted-average assumptions: a weighted average risk-free interest rate of 5.75%; a dividend yield of 0%; a volatility factor of the expected market price of the common stock of 0.25, 0.63 and 1.20 for options granted during 1999, 1998 and 1997, respectively, and a weighted average expected life of 7.67 years.

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

The weighted average estimated fair value of options granted in 1999, 1998 and 1997 was $0.13, $0.30 and $0.62 per share, respectively.

For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information, assuming SFAS 123 has been adopted, is as follows:


                                                       1999            1998             1997
                                                   ----------      ------------      -----------
Pro forma net loss                                 $(173,095)      $(1,826,746)      $ (501,220)

Pro forma basic and diluted loss per share         $   (0.05)      $     (0.56)      $    (0.15)

                       NATIONAL TRANSACTION NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5. INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                              1999             1998
                                                        ---------------    ------------
Deferred tax assets:
     Accounts receivable                                  $    16,000      $    32,000
     Inventory reserve                                              -           23,498
     Accrued liabilities                                       47,747           51,296
     Commissions                                               29,918           11,206
     Deferred revenue                                          55,132          194,254
     Subordinated debt                                         47,410           42,503
     Net operating loss carryforwards                       1,631,005          950,200
                                                        ---------------    ------------
                                                            1,827,212        1,304,957

Deferred tax liabilities:
     Depreciation                                              18,126           (1,511)
                                                        ---------------    ------------
                                                            1,845,338        1,303,442
Valuation allowance                                        (1,845,338)      (1,303,442)
                                                        ---------------    ------------

Deferred taxes, net                                       $         -      $         -
                                                        ---------------    ------------

For the years ended December 31, 1999 and 1998, the net changes in the valuation allowance are primarily related to the change in net deferred tax assets as such assets are fully reserved in each year.

A reconciliation between the U.S. statutory tax rate and the effective tax rate for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                    1999           1998            1997
                                                  --------       ---------      --------
Statutory tax rate                                  (34)%          (34)%          (34)%
State rate, net of federal benefit                   (6)            (6)            (6)
   Non-deductible expenses                           10              4              2
Change in valuation allowance due to:
   Operating loss carryforwards                      30             36             38
                                                  --------       ---------      --------

Effective tax rate                                    - %            - %            - %
                                                  --------       ---------      --------

At December 31, 1999, the Company has remaining net operating loss carryforwards for tax purposes not limited by certain changes in ownership of approximately $4.1 million which expire in varying amounts through 2019. Due to changes in ownership in 1989, 1996 and 1998 as defined by the Internal Revenue Code, the Company's ability to utilize these carryforwards on an annual basis is likely to be limited.

                       NATIONAL TRANSACTION NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6. CAPITALIZED SOFTWARE

The Company accounts for certain software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 , "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." It is the Company's policy to capitalize costs relating to the development of its products once technological feasibility has been achieved until the products are available for general release to customers, provided that the recoverability of such costs is reasonably assured through expected sales revenue less related selling expenses. Upon availability of products for general release to customers, all related capitalized development costs are amortized over a suitable period based on the products' estimated economic life. Due to IVI Checkmate's acquisition of Plourde in September 1998, management abandoned the PINnacle NT development project as Plourde had a competing product which IVI Checkmate chose as the NT software product to sell in the future. As a result, the costs capitalized for the PINnacle NT product, totaling $669,919, were determined by management not to be recoverable. Accordingly, these costs were written off in 1998. The Company is continuing to capitalize costs for its Mainsail product, which totaled $774,501 and $133,717 for the years ended December 31, 1999 and 1998, respectively.

7. COMMITMENTS

The Company leases certain property and equipment under non-cancelable lease agreements. Rental expense under operating leases was approximately $242,000, $197,000 and $119,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Future minimum payments under non-cancelable operating leases with terms of one year or more consisted of the following at December 31, 1999:

             2000                                               $256,660
             2001                                                252,605
             2002                                                214,213
             2003                                                  6,376
             2004                                                  5,845
                                                                --------
             Total future minimum lease payments                $735,699
                                                                --------

                       NATIONAL TRANSACTION NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


9. FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CUSTOMERS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

The Company performs ongoing credit approvals of its customers. Trade receivables are unsecured, and the Company is at risk to the extent such amounts become uncollectible. However, losses on receivables have in the past been within expectations.

The Company's customer base consists of large retail companies, principally in the supermarket industry, located throughout the United States.

The Company had only one major customer that represented in excess of 10% of the Company's revenues:

                                         Percentage of Revenue
                                    1999         1998           1997
                                    ----         ----           ----

Albertson's                          41%          59%            57%

10. RELATED PARTY TRANSACTIONS

The Company purchases point-of-sale hardware products from IVI Checkmate, its significant stockholder, which it resells to its own customers as a vehicle for sales of its own software and services. Total purchases from IVI Checkmate approximated $894,000, $1,050,000 and $1,870,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Sales of software products to IVI Checkmate were approximately $0, $65,000 and $168,000 for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, accounts payable to IVI Checkmate were $221,637 and $66,503, respectively.

At December 31, 1999, the Company sold all of its inventory products to IVI Checkmate at cost in order to focus its resources on software development and sale of software and services. The aggregate value of the transaction was approximately $250,000.

11. 401(K) RETIREMENT SAVINGS PLAN

The Company has a 401(K) Retirement Saving Plan (the "401(K) plan") covering substantially all employees. Under the 401(K) plan, participants are allowed to contribute an amount not to exceed 20% of compensation, subject to certain limitations. While the Company may make matching contributions at its discretion, no contributions were made during 1999, 1998 or 1997.

                        NATIONAL TRANSACTION NETWORK,INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


                                           Balance at       Additions                         Balance at
                                            Beginning       Charged to                          End of
                                            of Period        Expenses       Deductions          Period
                                           -----------      ----------      ----------          ------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 1997               $ 100,000       $       -       $ 60,000 (a)      $  40,000
Year ended December 31, 1998               $  40,000       $       -       $      -          $  40,000
Year ended December 31, 1999               $  40,000       $       -       $      -          $  40,000


(a) Writeoff of uncollectible accounts ($15,000); Reduction of allowance for doubtful accounts balance ($45,000) based on review of accounts receivable totals.