Form 10-K405/A
period 1999-12-31
NATIONAL TRANSACTION NETWORK INC
filed 2000-04-28
CIK 315999

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                                  (Mark One)
 [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                     FOR THE YEAR ENDED DECEMBER 31, 1999
                                      OR
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ to ___________

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of April 25, 2000: approximately $130,000 based on the average low bid and high asked prices on the over-the-counter market as reported on that date.

  Number of shares outstanding of the registrant's common stock, $.15 par value, as of April 25, 2000: 3,325,468.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

  At April 25, 2000, three individuals were serving as directors of the Company:
Mr. L. Barry Thomson, Mr. Christopher F. Schellhorn and Mr. George Whitton. Mr. Thomson, who is the Company's President, Chief Executive Officer and Secretary, is the only executive officer of the Company.

  Set forth below is information regarding the directors and executive officers of the Company as of April 25, 2000:

  L. Barry Thomson, age 58, has served as a director of the Company since September 1996, as Chief Executive Officer and Secretary of the Company since October 1996 and as President of the Company since March 2000. Additionally, Mr. Thomson served as President of the Company from October 1996 until August 1998. Mr. Thomson also has been the President, Chief Executive Officer and a director of IVI Checkmate Corp. since June 1998. IVI Checkmate Corp.'s wholly-owned subsidiary, IVI Checkmate Inc., owns approximately 82% of the outstanding Common Stock of the Company. Mr. Thomson joined International Verifact Inc. ("IVI"), which is now a wholly owned subsidiary of IVI Checkmate Corp. that is known as IVI Checkmate Ltd., in April 1994 as President and Chief Operating Officer. He was named a director of IVI in May 1995 and was promoted to Chief Executive Officer in May 1996. Formerly President and CEO of Aluma Systems Corporation, a construction technology company in Toronto, Mr. Thomson brought to IVI extensive Canadian, U.S. and international experience in managing the growth of a technological and market driven organization. Mr. Thomson built Aluma over 21 years from start up to the largest company in its industry in North America and one of the four largest in the world. He also served as Executive Vice President, director and member of the Executive Committee of Aluma's parent company, Tridel Enterprises, Inc., Canada's largest builder of condominium dwellings. He graduated with a degree in mechanical engineering from the University of Toronto in 1967 and became a member of the Ontario Association of Professional Engineers in 1968. In 1970, Mr. Thomson received his Chartered Accountant designation from Clarkson Gordon (now Ernst & Young
LLP).

  Christopher F. Schellhorn, age 49, has been a director of the Company since March 1997. Since August 1997, Mr. Schellhorn has served as the director of operations, and since April 1999 has served as the Chief Operating Officer, of Integrion Financial Network, Inc., a company that provides interactive banking and electronic commerce services to financial institutions in North America. Mr. Schellhorn served as President and Chief Operating Officer of Visa Interactive, a technology services company, from August 1996 until August 1997 when Visa Interactive was acquired by Integrion. Mr. Schellhorn served as Vice President and General Manager of International Verifact Inc. (U.S.), a subsidiary of IVI, from August 1995 through August 1996. From January 1994 until August 1995, Mr. Schellhorn served as Executive Vice President of Market Imaging Systems, Inc. Prior to such time, Mr. Schellhorn served as Senior Vice President of Wegmans Food Markets Inc.

  George Whitton, age 64, has served as a director of the Company since September 1996. Mr. Whitton has served as IVI Checkmate Corp.'s Vice Chairman of the Board since June 1998. Mr. Whitton has been Chairman of the Board of IVI since 1986 and was the Chief Executive Officer of IVI from 1986 to 1996. After serving in various senior operations and sales management positions with IBM Canada, Mr. Whitton joined Canada Permanent Trust, a trust and banking institution, where he served as Vice President of Information Services from 1973 to 1976. From 1976 to 1979, Mr. Whitton was Vice President-Systems for the Canadian Imperial Bank of Commerce, Canada's second largest bank. From 1979 to 1987, Mr. Whitton was President and Owner of Howarth & Smith, a typography, printing and data management company.

  Directors are elected each year by the stockholders to serve until the next election of directors. Officers are elected by and serve at the pleasure of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

  The United States securities laws require the Company's directors and executive officers and any persons who beneficially own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's securities. To the Company's knowledge, during 1999 all executive officers, directors and beneficial owners of more than ten percent of the Company's Common Stock made all required filings.


Item 11.  Executive Compensation.

Director Compensation
---------------------

  Directors of the Company do not receive cash compensation for their services as directors, but non-employee directors are reimbursed for expenses incurred in connection with attendance at Board of Directors meetings. All directors are eligible for participation in the Company's 1995 Director Stock Option Plan.
See "Stock Plans" below.

Executive Officer Compensation
------------------------------

  The following table summarizes information regarding the compensation paid or accrued by the Company for each of 1997, 1998 and 1999 with regard to the Company's Chief Executive Officer. The Company did not pay or accrue salary or bonus in excess of $100,000 for any other executive officer for 1999.

                          SUMMARY COMPENSATION TABLE

                                                      Annual Compensation
                                           -----------------------------------------
                                Fiscal                                Other Annual         Long-Term          All Other
Name and Principal Position      Year      Salary ($)   Bonus ($)   Compensation ($)      Compensation      Compensation ($)
---------------------------     ------     ----------   ---------   ----------------      ------------      ----------------
L. Barry Thomson                   1999        -0-         -0-            -0-                 -0-                   -0-
  President, Chief Executive       1998        -0-         -0-            -0-                 -0-                   -0-
  Officer and Secretary            1997        -0-         -0-            -0-                 -0-                   -0-


Stock Plans
-----------

  The Company currently has one employee stock ownership plan and one director stock option plan, the 1988 Stock Plan and the 1995 Director Stock Option Plan, respectively. The 1988 Stock Plan provides for the grant of incentive stock options to officers and other employees of the Company and any present or future subsidiaries of the Company (collectively, "Related Companies") and the grant of
(i) options which do not qualify as incentive stock options, (ii) awards of stock in the Company and (iii) opportunities to make direct purchases of stock in the Company (collectively, the "Stock Rights") to directors, officers, employees and consultants of the Company and Related Companies. The 1988 Stock Plan provides for the issuance of up to 800,000 shares of Common Stock pursuant to the grant of Stock Rights. The terms of such Stock Rights, including the number of shares subject to each Stock Right, when the Stock Right becomes exercisable, the exercise or purchase price of the Stock Right, the duration of the Stock Right and the time, manner and form of payment upon exercise of a Stock Right, are generally determined by the Board of Directors. The Company did not grant any Stock Rights under the 1988 Stock Plan to any of its employees during 1999.

  The 1995 Director Stock Option Plan authorizes the issuance of up to 300,000 shares of Common Stock pursuant to non-statutory options that may be granted to directors of the Company. Each director who was a member of the Board of Directors on October 26, 1995 was automatically granted an option to purchase 15,000 shares of the Common Stock. Each director who is first elected to the Board after October 26, 1995 will automatically be granted, on the date such person first becomes a member of the Board, an option to purchase 5,000 shares of Common Stock. In addition, each director who has served continuously as a director for at least six months prior to January 15th of each year shall be automatically granted, on January 15th of each year, an option to purchase 5,000 shares of the Common Stock. All options vest on the date of the grant. Other terms of such options, including exercise or purchase price of the options, the duration of the options and the time, manner and form of payment upon exercise of such options, are generally determined by the Board of Directors. On January 15, 1999, the Company granted options to purchase 5,000 shares of Common Stock under the 1995 Directors Stock Option Plan to each of the five then-current directors of the Company. On March 30, 1999, the four members of the Board of Directors who at the time were directors or employees of IVI Checkmate Corp. or its subsidiaries, including Messrs. Thomson and Whitton, rescinded all of those stock options. No options were granted to the directors on January 15, 2000.

  No executive officer of the Company owned or exercised any stock options during 1999.




ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth, to the knowledge of management, certain information regarding the beneficial ownership of Common Stock of the Company as of April 25, 2000 by: (a) each person who is known by the Company to be the beneficial owner of more than five percent of the 3,325,468 shares of Common Stock outstanding at such date; (b) each director of the Company; (c) each executive officer named in the Summary Compensation Table set forth in Item 11 under "Executive Officer Compensation"; and (d) all current directors and executive officers of the Company as a group:



     Name and Address of              Amount and Nature of
       Beneficial Owner              Beneficial Ownership (1)             Percent of Class (2)
------------------------------  ---------------------------------  ---------------------------------
IVI Checkmate Inc.............                 2,726,440 (3)                       82.0%
IVI Checkmate Corp.
  1003 Mansell Road
  Roswell, GA 30076

Christopher F. Schellhorn.....                    15,000 (4)                          *

L. Barry Thomson..............                         0 (3)                          0

George C. Whitton.............                         0 (3)                          0

All directors and executive
  officers as a group (3
  persons)....................                    15,000 (4)                          *

_______________

*    Less than 1%

(1) Except as otherwise noted below, the Company believes that each beneficial owner has sole voting and investment power with respect to the number of shares of Common Stock shown as beneficially owned by such beneficial owner. Information with respect to beneficial stock ownership is based upon information furnished by such beneficial owner.
(2) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days of April 25, 2000 pursuant to the exercise of outstanding options are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table.
(3) IVI Checkmate Inc., which is the record owner of the shares shown, is a wholly-owned subsidiary of IVI Checkmate Corp. Consequently, IVI Checkmate Corp. is considered to beneficially own the shares held by IVI Checkmate Inc. Messrs. Thomson and Whitton are directors and/or executive officers of IVI Checkmate Corp. and/or IVI Checkmate Inc.
(4)  Represents shares subject to currently exercisable options.


Item 13.  Certain Relationships and Related Transactions.

          On August 18, 1997, the Company and IVI entered into a Convertible Subordinated Note Purchase Agreement, as amended on October 31, 1997 and December 31, 1998 (the "Note Agreement"), whereby the Company may from time to time issue and sell to IVI (now known as IVI Checkmate Ltd.), and IVI agreed to purchase, up to $2,500,000 aggregate principal amount of the Company's Convertible Subordinated Notes (the "Notes"). The Notes have a five-year term, bear interest at a rate per annum equal to the prime rate plus 2% (9.75% at December 31, 1999), are secured by the Company's assets and are subordinate to the Company's working capital line of credit. The Notes are convertible into shares of the Company's Common Stock at any time in accordance with the terms of the Note Agreement; however, the conversion price per share shall be equal to no less than the fair market value of the Company's Common Stock as determined in the Note Agreement. Additionally, the Notes are subject to certain registration rights if the Company determines to register additional shares of Common Stock under the Securities Act of 1933, as amended. Interest payments on the Notes are deferred until maturity.

          In 1997, the Company issued Notes to IVI in the aggregate principal amount of $1,500,000 and in 1998 issued an additional Note to IVI in the principal amount of $650,000. All Notes mature in 2002. In July 1999, IVI Checkmate Ltd. transferred the Notes to IVI Checkmate Inc. in exchange for preferred stock of IVI Checkmate Inc. Neither IVI Checkmate Ltd. nor IVI Checkmate Inc. advanced any funding to the Company under the Note Agreement in 1999. Unpaid interest under the Notes totaled $118,525 at December 31, 1999.

          In 1999, IVI Checkmate Corp. provided NTN with cash advances totaling $850,000 to fund the Company's working capital requirements. The interest rate payable on these cash advances is prime plus 2% per year, and the advances are repayable on demand. At December 31, 1999, the full $850,000 of cash advances plus minimal interest remained outstanding.

          Pursuant to an Agreement and Plan of Merger dated July 20, 1999 among the Company, IVI Checkmate Corp., IVI Checkmate Inc. and NTN Merger Corp., IVI Checkmate Corp. will, if approved by the Company's stockholders, acquire all of the outstanding shares of the Company's Common Stock that are not currently owned by IVI Checkmate Inc. through the merger of NTN Merger Corp., a wholly owned subsidiary of IVI Checkmate Inc., into the Company. As a result, the Company, which is currently an 82.0% owned subsidiary of IVI Checkmate Inc., would become a wholly owned subsidiary of IVI Checkmate Inc. If the merger is completed, IVI Checkmate Corp. will issue to the Company's stockholders (other than IVI Checkmate Inc.) a number of shares of IVI Checkmate Corp. Common Stock having a value equal to $.30 multiplied by the number of shares of Company Common Stock owned by each such stockholder (i.e., $.30 worth of IVI Checkmate Corp. Common Stock for each such share of Company Common Stock). It is anticipated that the transaction will be completed no later than June 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NATIONAL TRANSACTION NETWORK, INC.
                                         (Registrant)


April 25, 2000                  By: /s/ L. Barry Thomson
                                    --------------------
                                    L. Barry Thomson, President, Chief Executive
                                    Officer and Secretary


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 25, 2000.

                 Signature                                  Title
                -----------                                -------

/s/ L. Barry Thomson                         President, Chief Executive Officer,
-------------------------------------------  Secretary and Director
L. Barry Thomson                             (Principal Executive Officer and
                                             Principal Financial and Accounting
                                             Officer)

/s/ Christopher F. Schellhorn                Director
-------------------------------------------
Christopher F. Schellhorn

/s/ George Whitton                           Director
-------------------------------------------
George Whitton
