Form 10-Q
period 2000-03-31
NATIONAL TRANSACTION NETWORK INC
filed 2000-05-12
CIK 315999

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended March 31, 2000

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

                                 (508) 870-3200
              (Registrant's telephone number, including area code)
                                 ______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x    No
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                      Outstanding at May 11, 2000
  -----------------------------         ---------------------------
  Common Stock, $0.15 par value              3,325,468 shares

                       NATIONAL TRANSACTION NETWORK, INC.
                         Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2000

                               Table of Contents
                               -----------------

                                                                                                 Page
PART I.   FINANCIAL INFORMATION                                                                 Number
                                                                                            ---------------
Item 1            Condensed Financial Statements (Unaudited):

                  Condensed Balance Sheets -
                        March 31, 2000 and December 31, 1999                                       3

                  Condensed Statements of Operations -
                        Three Months Ended March 31, 2000 and 1999                                 4

                  Condensed Statements of Cash Flows -
                        Three Months Ended March 31, 2000 and 1999                                 5

                  Notes to Condensed Financial Statements - March 31, 2000                         6

Item 2            Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                        7

Item 3            Quantitative and Qualitative Disclosure of  Market Risk                          8


PART II.   OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K                                                 8

SIGNATURES                                                                                         9

INDEX OF EXHIBITS                                                                                 10

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                       NATIONAL TRANSACTION NETWORK, INC.

                            CONDENSED BALANCE SHEETS
                (In Thousands of Dollars Except Per Share Data)

                                                                        March 31,              December 31,
                                                                          2000                     1999
                                                                  -------------------      -------------------
                                                                       (Unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                 $    144                 $     64
   Accounts receivable, net                                                       224                      627
   Accounts receivable - stockholder                                              144                      262
   Prepaid expenses and other assets                                               40                       49
                                                                             --------                 --------
        Total current assets                                                      552                    1,002

Property and equipment, net                                                       113                      115
Capitalized software development costs, net                                       934                      810
Purchased technology, net                                                         177                      193
Other assets                                                                       14                       14
                                                                             --------                 --------
Total assets                                                                 $  1,790                 $  2,134
                                                                             --------                 --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $     40                 $     26
   Accounts payable - stockholder                                                   -                      222
   Accrued liabilities                                                            202                      234
   Deferred revenue                                                               169                      163
   Notes payable to stockholder                                                 1,250                      850
                                                                             --------                 --------
        Total current liabilities                                               1,661                    1,495

Convertible subordinated notes payable to stockholder                           2,269                    2,269
                                                                             --------                 --------
Total liabilities                                                               3,930                    3,764
                                                                             --------                 --------

Stockholders' deficit
   Preferred stock, $0.10 par value                                                 -                        -
   Common stock, $0.15 par value                                                  499                      499
   Additional paid-in capital                                                  12,796                   12,739
   Accumulated deficit                                                        (15,435)                 (14,868)
                                                                             --------                 --------
        Total stockholders' deficit                                            (2,140)                  (1,630)
                                                                             --------                 --------
Total liabilities and stockholders' deficit                                  $  1,790                 $  2,134
                                                                             --------                 --------

See notes to condensed financial statements

                       NATIONAL TRANSACTION NETWORK, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
              (In Thousands of Dollars Except For Per Share Data)
                                  (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                            ---------------------------
                                                                               2000             1999
                                                                           -------------    -----------
Revenue:
   Systems and equipment                                                      $     -         $   416
   Software and services                                                          259             589
                                                                              -------         -------
      Total revenue                                                               259           1,005

Cost of revenue:
   Systems and equipment                                                            -             317
   Software and services                                                          139             272
                                                                              -------         -------

Gross margin                                                                      120             416
                                                                              -------         -------

Expenses:
   Selling, general and administrative                                            285             267
   Research and development                                                       331             179
      Total expenses                                                              616             446
                                                                              -------         -------

Loss from operations                                                             (496)            (30)
Interest expense, net                                                             (71)            (52)
                                                                              -------         -------

Net loss                                                                       $ (567)         $  (82)
                                                                              -------         -------

Basic and diluted loss per common share                                        $(0.17)         $(0.02)
                                                                              -------         -------

Weighted average number of shares outstanding (000's):
   (basic and diluted)                                                          3,325           3,325
                                                                              -------         -------

See notes to condensed financial statements

                       NATIONAL TRANSACTION NETWORK, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                            ---------------------------
                                                                                 2000           1999
                                                                            -------------   -----------

Operating activities:
   Net loss                                                                    $(567)         $  (82)
   Depreciation and amortization                                                  86              37
   Interest on convertible subordinated notes payable
      to stockholder                                                              57              52
   Change in non-cash working capital                                            295             128
                                                                              ------          ------
Net cash provided by (used in) operating activities                             (129)            135
                                                                              ------          ------

Investing activities:
   Purchases of property and equipment                                           (16)            (13)
   Capitalized software development costs                                       (175)           (165)
                                                                              ------          ------
Net cash used in investing activities                                           (191)           (178)
                                                                              ------          ------

Financing activities:
   Proceeds from notes payable to stockholder                                    400               -
   Other                                                                           -              (1)
                                                                              ------          ------
Net cash provided by (used in) financing activities                              400              (1)
                                                                              ------          ------

Net increase (decrease) in cash and cash equivalents                              80             (44)
Cash and cash equivalents at beginning of period                                  64             225
                                                                              ------          ------
Cash and cash equivalents at end of period                                    $  144          $  181
                                                                              ------          ------


See notes to condensed financial statements

                       NATIONAL TRANSACTION NETWORK, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
        (Tabular amounts in thousands of dollars, except per share data)
                                  (Unaudited)

                                 March 31, 2000


1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our audited financial statements for the year ended December 31, 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other interim period.

2.  Net Loss Per Share

Net loss per share on a basic and diluted basis as required by Statement No. 128 is calculated as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                        ---------------------------
                                                            2000             1999
                                                        ------------     ----------
Net loss                                                  $ (567)         $   (82)

Calculation of weighted average shares
   outstanding plus assumed conversions (000's):
       Weighted average basic shares outstanding           3,325            3,325
       Effect of dilutive securities                           -                -
                                                         -------          -------
Weighted average diluted shares outstanding                3,325            3,325
                                                         -------          -------

Basic and diluted loss per share                         $ (0.17)         $ (0.02)
                                                         -------          -------

The effect of dilutive securities excludes those stock options and convertible subordinated notes payable for which the impact would have been anti-dilutive. All of these securities were anti-dilutive at March 31, 2000 and 1999.

3.  Recent Accounting Pronouncement

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101. SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Although we are currently evaluating the impact of SAB 101, we believe that our current practices comply with SAB 101. However, should we determine that a change in accounting policy is necessary, such a change will be made prospectively in the second quarter of 2000 and would result in a charge to results of operations for the cumulative effect of the change. This amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Financial statements for prior periods would not be restated.

4.  Subsequent Event

On May 4, 2000, IVI Checkmate Corp. received approval from the Securities and Exchange Commission to proceed in its proposed acquisition of the remaining NTN common shares that it does not already own. A special meeting of NTN stockholders will be held on June 13, 2000 to approve the proposed transaction. We anticipate that the proposed transaction will be completed at that time.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

     The following discussion contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intends," "plans" and similar expressions and variations thereof are intended to identify forward-looking statements. We caution that these statements represent projections and estimates of future performance and involve certain risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, without limitation, rapid and significant technological developments that could delay the introduction of improvements in existing products or of new products; dependence on any proprietary technologies (which may be independently developed by competitors); potential fluctuation in financial results as a result of any inability to make timely sales; competition from existing companies as well as new market entrants; and other risk factors that are contained in documents that we file with the U.S. Securities and Exchange Commission.

Results of Operations - Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     The following table sets forth certain items derived from our condensed statements of operations:

                                                                     Three Months Ended March 31,
                                                   --------------------------------------------------------------
                                                              2000                              1999
                                                   ----------------------------      ----------------------------
                                                        Amount           %                Amount           %
                                                   ----------------------------      ----------------------------
                                                                      (In thousands of dollars)
Revenue:
   Systems and equipment                             $     -           - %              $  416           41 %
   Software and services                                 259          100                  589           59
                                                   ----------------------------      ----------------------------
      Total revenue                                      259          100                1,005          100

Cost of revenue:
   Systems and equipment                                   -            -                  317           31
   Software and services                                 139           54                  272           27
                                                   ----------------------------      ----------------------------

Gross margin                                             120           46                  416           42
                                                   ----------------------------      ----------------------------

Expenses:
   Selling, general and administrative                   285          110                  267           18
   Research and development                              331          128                  179           27
                                                   ----------------------------      ----------------------------
      Total expenses                                     616          238                  446           45
                                                   ----------------------------      ----------------------------

Loss from operations                                    (496)        (192)                 (30)          (3)
Interest expense, net                                    (71)         (27)                 (52)          (5)
                                                   ----------------------------      ----------------------------
Net loss                                               $(567)        (219)%             $  (82)          (8)%
                                                   ----------------------------      ----------------------------

     Any trends that may be derived from the above tables are not necessarily indicative of our future operations.

     Revenue decreased to $259,000 for the three months ended March 31, 2000 from $1.0 million for the three months ended March 31, 1999. The significant reduction in revenue was the result of an operating decision made in late 1999 to focus our limited resources to the development and sale of Mainsail software products.

     Cost of sales decreased in the three months ended March 31, 2000 to $139,000 from $589,000 for the three months ended March 31, 1999 as a result of a corresponding significant decrease in revenue. The absence of lower margined hardware product sales in the first quarter of 2000, however, resulted in a higher overall gross margin, which increased to 46% from 42% for the same quarter one year ago.

     Selling, general and administrative expenses remained steady for the three months ended March 31, 2000 and 1999.

     Research and development expenditures increased 85% to $331,000 for the three months ended March 31, 2000 from $179,000 for the three months ended March 31, 1999, due to continued costs on Mainsail and related software development costs.

Liquidity and Capital Resources

     For the three months ended March 31, 2000, we borrowed $400,000 from IVI Checkmate Corp. to fund our operations. Approximately $129,000 of our recent borrowings was used in operating activities, while an additional $191,000 was to finance purchases of property and equipment and for development of software applications. The remaining balance of our funding increased our cash on hand at March 31, 2000 to $144,000.

     For the three months ended March 31, 2000, we continue our inability to generate sufficient revenue to sustain operations as a stand-alone entity, and continue to depend on financing from our parent company to fund operating costs. As a result, there remains significant risk and uncertainty of our ability to continue as a going concern.


Item 3.   Quantitative and Qualitative Disclosure of Market Risk
          ------------------------------------------------------

     There has been no material change during the quarter ended March 31, 2000, from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 1999.



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits.  The following exhibits are filed as part of this report:
         ---------

         Exhibit 27 - Financial Data Schedule



(b)      Reports on Form 8-K.
         --------------------

         No report was filed during the three months ended March 31, 2000.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               NATIONAL TRANSACTION NETWORK, INC.
                                           (Registrant)



Date:  May 11, 2000           /s/   L. Barry Thomson
                              -----------------------------------------
                              L. Barry Thomson
                              Chairman, President and Chief Executive
                              Officer
                              (Principal Executive Officer)



Date:  May 11, 2000           /s/   L. Barry Thomson
                              -----------------------------------------
                              L. Barry Thomson
                              Chairman, President and Chief Executive
                              Officer
                              (Principal Financial and Accounting Officer)

                               INDEX OF EXHIBITS


 Exhibit
 -------
   No.      Description
   ---      -----------

   27       Financial Data Schedule